Form 10QSB
period 1996-07-31
TREASURY INTERNATIONAL INC
filed 1996-10-22
CIK 1003007

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly period ended   July 31, 1996

                                          OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1939

         For the transition period from __________________ To _________________
    Commission File Number: 0-28514
                            -------

                             TREASURY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
    (exact name of small business issuer as specified in its charter)

            DELAWARE                          98-0160284
--------------------------------         ---------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         identification number)

1181 Finch Ave. West, Unit 21, North York, Ontario  M3J 2V8
-----------------------------------------------------------
            (Address of principal executive offices)

Issuer's telephone number, including area code:  416-663-4194 Check whether
                                                 ------------
the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                No  X
                        ------            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value
$.0001 per share                            13,973,690
-----------------------                --------------------
       Class

PART 1. Financial Information
ITEM 1. Financial Statements

                         TREASURY INTERNATIONAL, INC.
                     INTERIM CONSOLIDATED BALANCE SHEET
                              (U.S. DOLLARS)

                                  ASSETS
                                            July 31         January 31
                                              1996             1996
                                         (Unaudited)
Current
      Cash and short-term deposits        $  191,639        $  292,611
          Accounts receivable                353,115            80,304
          Inventories (Note 1b)              224,605           117,838
          Prepaid expenses                     2,134             1,852
                                          ----------        ----------
                                             771,493           592,605
Non-current
      Capital (Note 1c & 4)                    9,875            10,972
                                          ----------        ----------

                                          $  781,368        $  603,577
                                          ----------        ----------
                                          ----------        ----------

                             LIABILITIES

Current
      Accounts payable                    $   37,040        $   49,317
                                          ----------        ----------

                          SHAREHOLDERS' EQUITY

Share capital
   Authorized
      20,000,000 Common shares at $.0001

   Issued
      13,973,690 Common shares (Note 5)        1,397             1,222

Contributed surplus                        1,313,191         1,077,866

Deficit
                                            (570,260)         (524,828)
                                          ----------        ----------

                                             744,328           554,260
                                          ----------        ----------

                                          $  781,368        $  603,577
                                          ----------        ----------
                                          ----------        ----------

                                       2

                        TREASURY INTERNATIONAL, INC.
                INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JULY 31, 1996
                                (U.S. DOLLARS)
                                  (UNAUDITED)

                                            July 31            July 31
                                              1996               1995
Sales                                      $ 277,735         $ 297,780
                                           ---------         ---------

Cost of sales                                161,297           177,932

Operating, general
      and administrative expenses            168,584            35,492

Depreciation expense                             549               782
                                           ---------         ---------

                                             330,430           214,206
                                           ---------         ---------

Income (loss) before income taxes           ( 52,695)           83,574

Income taxes                                      --            19,530
                                            ---------         ---------

Income (loss) before undernoted item          ( 52,695)         64,044

Income tax reduction arising
      from loss carryforward                        --             940
                                             ---------       ---------

Net income (loss)                            $( 52,695)       $  64,984
                                             ---------        ---------
                                             ---------        ---------

Loss per common share                        $(  0.004)
                                             ---------
                                             ---------

Weighted average number of
   common shares outstanding                13,973,690
                                            ----------
                                            ----------

                                       3

                        TREASURY INTERNATIONAL, INC.
                INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JULY 31,1996
                               (U.S. DOLLARS)
                                 (UNAUDITED)

                                             JULY 31           JULY 31
                                               1996              1995
Sales                                      $ 561,326         $ 549,142
                                           ---------         ---------

Cost of sales                                325,496           323,722

Operating, general
      and administrative expenses            280,165           135,479

Depreciation expense                           1,097             1,331
                                           ---------         ---------

                                             606,758           460,532
                                           ---------         ---------

Income (loss) before income taxes           ( 45,432)           88,610

Income taxes                                      --            20,487
                                           ---------         ---------

Income (loss) before undernoted item        ( 45,432)           68,123

Income tax reduction arising
      from loss carryforward                      --               940
                                           ---------         ---------

Net income (loss)                          $( 45,432)        $  69,063
                                           ---------         ---------
                                           ---------         ---------

Loss per common share                      $(  0.003)
                                           ---------
                                           ---------

Weighted average number of
   common shares outstanding              13,973,690
                                          ----------
                                          ----------

                        TREASURY INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JULY 31, 1996
                                (U.S. DOLLARS)

                                          Common         Paid-in   Contributed
                                          Shares         Capital     Surplus
Common stock issued
in exchange for the assets
and liabilities of J.J.A.M.P.
Treasury International Corp.
in August 1995                          8,023,812         $  802     $  78,347

Issuance of stock in
August 1995 in connection
with a private placement
Offering                                2,750,000            275       274,725

Issuance of stock in
August, September and
October 1995 with a
Private placement offering                985,578             99       492,690

Issuance of stock in
November 1995 with a
private placement offering                464,300             46       232,104
                                       ----------         ------    ----------

Balance -- January 31, 1996             12,223,690          1,222     1,077,866

Issuance of stock in
July 1996 with a private
Placement offering                      1,000,000            100       197,900

Issued stock in
July 1996 as per stock
option plan                               750,000             75        37,425
                                       ----------        -------    ----------

Balance -- July 31, 1996
(Unaudited)                            13,973,690        $ 1,397    $1,313,191
                                       ----------        -------    ----------
                                       ----------        -------    ----------

                                       5

                        TREASURY INTERNATIONAL, INC.
                INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED JULY 31, 1996
                              (U.S. DOLLARS)
                                (UNAUDITED)

                                             July 31           July 31
                                               1996              1995
Cash flows from operating activities

     Net income (loss)                     $( 45,432)        $  69,063

     Adjustments to reconcile net
     income to net cash used in
     operating activities

     Depreciation                              1,097             1,331

     Increase in accounts receivable        (172,811)         ( 75,361)
     Decrease (increase) in inventories     (106,767)           49,049
     Decrease (increase) in prepaid
           expenses                         (    282)              591
     Decrease in accounts payable           ( 12,277)         ( 49,285)
                                            ---------        ---------

Net cash used in operating activities       (336,472)         (  4,612)
                                            ---------        ---------

Cash flows from financing activities

     Advances by shareholders                     --          ( 71,267)
     Issue of common shares                      175            77,998
     Contributed surplus                     235,325                 -
                                            --------         ---------

Cash flows from investing activities         235,500             6,731
                                           ---------         ---------

Cash flows from investing activities
      Purchase of capital assets                  --          (  2,494)
                                           ---------         ---------
      Cash used for investing activities          --          (  2,494)
                                           ---------         ---------

Decrease in cash and
      short-term deposits                   (100,972)         (    375)

Cash and short-term deposits,
      beginning of period                    292,611             3,401
                                           ---------         ---------

Cash and short-term deposits,
      end of period                        $ 191,639         $   3,026
                                           ---------         ---------
                                           ---------         ---------

                        TREASURY INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT JULY 31, 1996
                                (UNAUDITED)

1.  Summary of significant accounting policies

    (A)  Basis of consolidation:

         These consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, J.J.A.M.P. Treasury International Corp.

    (B)  Inventories:

         Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value.

    (C)  Capital assets:

         Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following annual rate:

               Office furniture and equipment -- 20%

    (D)  Revenue recognition:

         Revenue is generally recognized when customers are invoiced for the products shipped by the corporation.

    (E)  Loss per share

         Loss per share is calculated based on the weighted average number of shares outstanding during the year of 13,973,690.

    (F)  General

         The financial data for the six and three months ended July 31, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

2.  Incorporation:

         The corporation was incorporated on August 18, 1995 in the state of Delaware.

3.  Business combination:

         On August 18, 1995, by a reverse acquisition, the corporation acquired 100% of the issued and outstanding shares of J.J.A.M.P. Treasury International Corp. In exchange for 8,023,812 common shares of the corporation. The effective date of the transaction was August 1, 1995. Prior to the acquisition, Treasury International, Inc. Did not carry on any commercial activities.

                        TREASURY INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT JULY 31, 1996
                                (UNAUDITED)

4.  Capital assets:

                                        July 31                  January 31
                                         1996                       1996

                                   Accumulated       Net            Net
                         Cost      depreciation   book value     book value
                        -------    -----------    ----------     ----------
    Office furniture
    and equipment       $16,822      $6,947        $9,875         $10,972

5.  Contributed Surplus

    Contributed surplus represents the premium paid on the issuance of common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      (1)  INTERIM PERIODS:
           ----------------

           Results of Operations
           For the three months ended July 31, 1996.

      During the three months ended July 31, 1996 the Company's sales decreased by 7% to $277,735 from $297,780 in the three months ended July 31, 1995. The Company experienced a net loss of $52,695 in the three months ended July 31, 1996 compared to a net income of $83,574 in the three months ended July 31, 1995. The cost of products sold by the Company was 58% of sales during the three months ended July 31, 1996, down from 60% of sales in the three months ended July 31, 1995. Operating, general and administrative expenses increased in the three months ended July 31, 1996 to $168,584 or 61% of sales, compared to $35,492, or 12% of sales, in the three months ended July
31, 1995. The increase is attributable to expenses related to potential acquisitions, marketing and promotion.

           Results of Operations
           For the six months ended July 31, 1996.

      During the six months ended July 31, 1996 the Company's sales increased by 2% to $ 561,326 from $ 549,142 in the six months ended July 31, 1995. The Company experienced a net loss of $ 45,432 in the six months ended July 31, 1996 compared to net income of $88,610 in the six months ended July 31, 1995. The cost of products sold by the Company was 58% of sales during the six months ended July 31, 1996, down from 59% of sales in the six months ended July 31, 1995. Operating general and administrative expenses increased in the six months ended July 31, 1996 to $ 280,165, or 50% of sales, compared to $ 135,479, or 25 % of sales, in the six months ended July 31, 1995. The increase is attributable to expenses related to potential acquisitions, marketing and promotion.

      LIQUIDITY AND CAPITAL RESOURCES:
      --------------------------------

      Current assets totalled $771,493 at July 31, 1996 compared to $592,605 at January 31, 1996. At July 31, 1996, cash and short-term deposits were
$191,639 compared to $292,611 at January 31, 1996. This decrease in cash resulted from the payment of substantial expenses related to marketing and promotion, and the Company's proposed acquisitions and a higher number of accounts receivable outstanding. Accounts receivable totalled $353,115 at July 31, 1996 compared to $180,304 at January 31, 1996.

      In July, 1996 the Company raised $200,000 from the sale of 1,000,000 shares of common stock at $.20 per share and $37,500 from the exercise of 750,000 options at $.05 per share.

      The Company requires substantial additional funds to finance its proposed expansion. The Company has not yet formulated its plan to obtain, and it has received no commitment for, such additional financing. Any such additional funding likely will result in a material and substantial dilution to the Company's then existing shareholders. The Company may be required to obtain funds by pledging or relinquishing material rights to its assets that it otherwise would not give up. No assurance can be given that any necessary additional financing can be obtained when needed on terms which are affordable by the Company, if at all.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.

Dated: October 18, 1996              TREASURY INTERNATIONAL, INC.

                                              BY /s/ JAMES HAL
                                              ----------------------------
                                              James Hal, President

                                              BY /s/ HOWARD HALPERN
                                              ----------------------------
                                              Howard Halpern, Principal
                                              Financial Officer