Form 10QSB/A
period 1996-07-31
TREASURY INTERNATIONAL INC
filed 1996-12-09
CIK 1003007

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A

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

Dated: December 4, 1996               TREASURY INTERNATIONAL, INC.

                                              BY /s/ JAMES HAL
                                              ----------------------------
                                              James Hal, President

                                              BY /s/ HOWARD HALPERN
                                              ----------------------------
                                              Howard Halpern, Principal
                                              Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                      Description
-----------                      -----------

    27                           Financial Data Schedule