Form 10QSB
period 1996-10-31
TREASURY INTERNATIONAL INC
filed 1996-12-20
CIK 1003007

Page 1 of 47
                                                                Exhibit Index is
                                                                      on Page 12

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly period ended October 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1939

            For the transition period from          to

      Commission File Number:    0-28514

                          TREASURY INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   98-0160284
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               identification number)

7040 Tranmere Drive Mississauga, Ontario                L5S 1L9
(Address of principal executive offices)               (Zip Code)

                                  416-663-4194
                           (Issuer's telephone number)

 1181 Finch Ave. West, Unit 21, North York, Ontario  M3J 2V8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes                     No     X

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, par value
$.0001 per share                               13,973,690
-----------------------                   ---------------
       Class                             Shares Outstanding

PART 1. Financial Information
ITEM 1. Financial Statements

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                                 (U.S. DOLLARS)

                                          October 31      January 31
                                             1996            1996
                                          (Unaudited)

ASSETS

Current
      Cash and short-term deposits       $    44,688     $ 292,611
      Accounts receivable                  1,063,043       180,304
      Inventories (Note 1b)                  584,126       117,838
      Prepaid expenses                        31,368         1,852
                                         -----------     ---------
                                           1,723,225       592,605

      Property and Equipment
        (Note 1c & 4)                        789,224        10,972
      Goodwill (Note 3)                    1,835,918             -
                                         -----------     ---------

                                         $ 4,348,367     $ 603,577
                                         ===========     =========

LIABILITIES

Current
      Bank indebtedness (Note 5)         $   703,746     $       -
      Accounts payable                     1,066,732        49,317
      Debentures payable (Note 6)          1,000,627             -
                                         -----------     ---------

                                           2,771,105        49,317
                                         -----------     ---------

      Bank indebtedness (Note 5)             845,854             -
      Debentures payable  (Note 6)           501,253             -
      Deferred taxes payable                  57,744             -
                                         -----------     ---------

                                           1,404,851             -
                                         -----------     ---------

                                           4,175,956        49,317
                                         -----------     ---------


                              SHAREHOLDERS' EQUITY

Share capital
   Authorized
      30,000,000 Common shares at $.0001

   Issued
      13,973,690 Common shares                 1,397         1,222

Contributed surplus (Note 7)               1,313,191     1,077,866

DEFICIT                                  ( 1,142,177)   (  524,828)
                                         -----------     ---------

                                             172,411       554,260
                                         -----------     ---------
                                         $ 4,348,367     $ 603,577
                                         ===========     =========

                          TREASURY INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


                                          October 31         October 31
                                             1996               1995

Sales                                     $   128,364         $ 314,786
                                          -----------         ---------

Cost of Sales                                 287,229           183,255

Operating, general
      and administrative expenses             446,493           129,753

Depreciation expense                              549               592
                                          -----------         ---------

                                              734,271           313,600
                                          -----------         ---------

Income (loss) from operations              (  605,907)            1,186

Other income                                   33,990                 -
                                          -----------         ---------

Income (loss) before income taxes          (  571,917)            1,186

Income taxes                                        -               274
                                          -----------         ---------

Income (loss) before undernoted item       (  571,917)              912
                                          ===========         =========

Income tax reduction arising from
      loss carryforward                             -               274
                                          -----------         ---------

Net income (loss)                         $(  571,917)        $   1,186
                                          ===========         =========


Loss per Common share                     $(     0.04)
                                          ===========

Weighted average number of
   Common shares outstanding               13,973,690
                                          ===========

                          TREASURY INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                           October 31    October 31
                                              1996          1995


Sales                                     $  689,690      $  863,928
                                          ----------      ----------

Cost of Sales                                612,725         506,977

Operating, general
      and administrative expenses            726,658         265,232

Depreciation expense                           1,646           1,923
                                          ----------      ----------

                                           1,341,029         774,132
                                          ----------      ----------

Income (loss) from operations              ( 651,339)         89,796

Other income                                  33,990              -
                                          ----------     ----------

Income (loss) before income taxes          ( 617,349)         89,796

Income taxes                                       -          20,743
                                          ----------      ----------

Income (loss) before undernoted item       ( 617,349)         69,053

Income tax reduction arising
      from loss carryforward                       -             940
                                          ----------      ----------

Net income (loss)                         $( 617,349)     $   69,993
                                          ==========      ==========


Loss per Common share                     $(    0.04)
                                          ==========

Weighted average number of
      Common shares outstanding           13,973,690
                                          ==========

                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
                                (U.S. DOLLARS)





                                    COMMON      PAID-IN      CONTRIBUTED
                                    SHARES      CAPITAL        SURPLUS
                                    ------      -------      -----------
Common stock issued
in exchange for the assets
and liabilities of J.J.A.M.P.
Treasury International Corp.
in August 1995                     8,023,812       $  802      $  78,347

Issuance of stock in
August 1995 in connection
with a private placement
offering                           2,750,000          275        274,725

Issuance of stock in
August, September and
October 1995 with a
private placement offering           985,578           99        492,690

Issuance of stock in
November 1995 with a
private placement offering           464,300           46        232,104
                                  ----------       ------     ----------

Balance - January 31, 1996        12,223,690        1,222      1,077,866


Issuance of stock in
July 1996 with a private
placement offering                 1,000,000          100        197,900

Issuance of stock in
July 1996 as per stock
option plan                          750,000           75         37,425
                                  ----------      -------     ----------

Balance - October 31, 1996
(Unaudited)                       13,973,690      $ 1,397     $1,313,191
                                  ==========      =======     ==========

                          TREASURY INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                                October 31       October 31
                                                   1996             1995

Cash flows from operating activities

      Net income (loss)                       $(  617,349)      $  69,993

      Adjustments to reconcile net
      income to net cash used in
      operating activities

      Depreciation                                  1,646           1,923
      Deferred taxes payable                       57,744               -
      Increase in accounts receivable          (  882,739)       (107,972)
      Increase in inventories                  (  466,288)       ( 61,729)
      Decrease (increase) in prepaid
            expenses                           (   29,516)          2,479
      Increase (decrease) in accounts
            payable                             1,017,415        ( 62,933)
                                              -----------       ---------

Net cash used in operating activities          (  919,087)       (158,239)
                                              -----------       ---------

Cash flows from financing activities

      Debenture payable                           750,000               -
      Advances by shareholders                          -        ( 71,267)
      Issue of Common shares                          175           1,132
      Contributed surplus                         235,325         845,762
                                              -----------       ---------

Cash flows from financing activities              985,500         775,627
                                              -----------       ---------

Cash flows from investing activities

      Purchase of capital assets               (  779,898)       (  2,494)
      Deferred costs                                    -        (249,842)
      Debendure payable                           751,880               -
      Goodwill                                 (1,835,918)              -
                                              -----------       ---------

Cash used for investing activities             (1,863,936)       (252,336)
                                              -----------       ---------

Increase in cash, short-term
      deposits and
      (bank indebtedness)                      (1,797,523)        365,052

Cash and short-term deposits,
      beginning of period                         292,611           3,401
                                              -----------       ---------

Cash and short-term deposits
      (bank indebtedness), end of period      $(1,504,912)      $ 368,453
                                              ===========       =========

                          TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



1.    Summary of significant accounting policies

      (a)   Basis of consolidation:

            These consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, J.J.A.M.P. Treasury International Corp., Megatran Investments Ltd. and Mega Blow Moulding Limited.

      (b)   Inventories:

            Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value.

      (c)   Capital assets:

            Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided as follows:

                  Leasehold improvements - Straight line over term of lease Office equipment - 20% diminishing balance
                  Machinery and equipment - 20% diminishing balance

      (d)   Revenue recognition:

            Revenue is generally recognized when customers are invoiced for products shipped by the corporation.

      (e)   Loss per share

            Loss per share is calculated based on the weighted average number of shares outstanding during the period of 13,973,690.

      (f)   General

            The financial data for the nine and three months ended October 31, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

2.    Incorporation:

            The corporation was incorporated on August 18, 1995 in the state of Delaware.

3.    Business combination:

            On October 30, 1996, the corporation acquired 100% of the issued and outstanding Common shares of Megatran Investments Ltd., parent company of Mega Blow Moulding Limited. The purchase price consisted of $2,111,302 cash and a debenture of $751,880 for a total of $2,863,182.

                          TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


4.    Capital assets:
                                        October 31             January 31
                                            1996                  1996
                              -------------------------------------------
                                      Accumulated      Net        Net
                              Cost    depreciation  book value book value
                              ----    ------------  ---------- ----------

      Leasehold
         improvements      $    4,348       1,260    $   3,088     $     -
      Office equipment        105,668      49,698       55,970      10,972
      Machinery and
         equipment          2,511,623   1,781,457      730,166           -
                           ----------   ---------    ---------     -------

                           $2,621,639   1,832,415    $ 789,224     $10,972
                           ==========  ==========    =========     =======


5.    Bank indebtedness:

      The bank indebtedness consists of a revolving credit line and two bank loans of $225,564 payable on demand and $1,015,037 repayable by 72 consecutive monthly payments of $14,098 plus interest. Bank indebtedness is secured by a general security agreement with a first charge over all assets.

      The principal amounts payable in the next five years are approximately as follows:

      1997  -                                   $  169,176
      1998  -                                      169,176
      1999  -                                      169,176
      2000  -                                      169,176
      2001 and subsequent to expiry  -             338,333
                                                ----------

                                                $1,015,037
                                                ----------

                          TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1996
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


6.    Debentures payable:

      The Corporation has three debentures payable as follows:

      1997 -     $  500,000  -  Subject to 8% interest
                    250,000  -  Interest free
                    250,627  -  Interest free (first of three payments)
                 ----------
                  1,000,627
                 ----------

      1998 -        250,627  -  Interest free (second of three payments)

      1999 -        250,626  -  Interest free (third of three payments)
                 ----------

                    501,253
                 ----------

                 $1,501,880
                 ==========


7.    Contributed surplus:

      Contributed surplus represents the premium paid on the issuance of Common shares.

ITEM 2.     Management's Discussion and Analysis or Plan of Operation.


            INTERIM PERIODS:

            Results of Operations
            For the three months ended October 31, 1996.

      During the three months ended October 31, 1996 the Company's sales decreased by 59% to $128,364 from $314,786 in the three months ended October 31, 1995. The Company experienced a net loss of $571,917 in the three months ended October 31, 1996 compared to a net income of $1,186 in the three months ended October 31, 1995. The cost of products sold by the Company was 224% of sales during the three months ended October 31, 1996, up from 58% of sales in the three months ended October 31, 1995. The increase is attributable to the write-down of obsolete and slow-moving inventories. Operating, general and administrative expenses increased in the three months ended October 31, 1996 to $446,493 or 348% of sales, compared to $129,753 or 41% of sales, in the three months ended October 31, 1995. The increase is attributable to the write-off of uncollectible accounts receivable, expenses related to an acquisition on October 30, 1996, and marketing and promotion activities. These results do not effectively reflect the operations Mega Blow Moulding Limited ("Mega Blow"), the 100% subsidiary of Megatran Investments Ltd., a holding company which the Company acquired on October 30, 1996 for a $2,863,182 purchase price paid $2,111,302 in cash and $751,880 in principal amount of a convertible debenture .

            Results of Operations
            For the nine months ended October 31, 1996.

      During the nine months ended October 31, 1996 the Company's sales decreased by 20% to $ 689,690 from $ 863,928 in the nine months ended October 31, 1995. The Company experienced a net loss of $ 617,349 in the nine months ended October 31, 1996 compared to net income of $69,993 in the nine months ended October 31, 1995. The cost of products sold by the Company was 89% of sales during the nine months ended October 31, 1996, up from 59% of sales in the nine months ended October 31, 1995. The increase is attributable to the write-down of obsolete and slow-moving inventories. Operating, general and administrative expenses increased in the nine months ended October 31, 1996 to $726,658, or 105% of sales, compared to $ 265,232, or 31% of sales, in the nine months ended October 31, 1995. The increase is attributable to the write-off of uncollectible accounts receivable, expenses related to a recent acquisition on October 30, 1996, and marketing and promotion activities. These results do not effectivley reflect the operations of Mega Blow.

      Liquidity and Capital Resources:

      Current assets totalled $1,723,225 at October 31, 1996 compared to $592,605 at January 31, 1996. At October 31, 1996, the Company had cash and short-term deposits of $44,688, and net bank indebtedness (current and non-current) of $1,549,600 incurred to finance both the Company's October 30, 1996 acquisition of Mega Blow and accounts receivable. Accounts receivable totalled $1,063,043 at October 31, 1996 compared to $180,304 at January 31, 1996, an increase principally attributable to the Mega Blow acquisition.

      The Company's $1,549,600 in bank debt is secured by a first priority lien on the assets of Mega Blow and the personal guarantee of the Company's president. The Company also has outstanding $1,501,880 principal amount of debentures, due as follows: $1,00,627 in 1997; $250,627 in 1998; and $250,626 in
1999. All the debentures are convertible into common shares at the option of the holder. In the event the holders convert these debentures as to which no assurance can be given, the Company's obligation to repay the $1,501,880 indebtedness would be eliminated.

      The Company has high expectations for Mega Blow, which manufactures plastic bottles principally used by the health, beauty and pharmaceutical industries. Mega Blow was formed in 1982, and for its fiscal year ended August 31, 1996 it had net income (audited) of $98,182 on sales of $6,431,291. Mega Blow's 1996 results represented an 22% increase in net income and a 14% increase in sales, based on unaudited fiscal 1995 results. Although no assurance can be given, the Company expects continued growth in Mega Blow's sales and net income and believes Mega Blow will make a significant contribution to the Company's 1997 operating results while providing cash flow which can be used to pay down the Company's bank debt.

      The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay the debentures that mature in 1997 if they are not converted. Accordingly, the Company likely will seek additional financing and there can be no assurance it can be obtained on commercially acceptable terms, if at all.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

      Statements containted in this Report which are not historical facts are forward looking statements that involve riskes and uncertainties that could cause the Company's actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the inability to obtain additional capital, intense competition, the political and economic uncertainties of doing business in South America and other foreign markets, and other risk factors detailed in the Company's Securities and Exchange Commission filings.

ITEM 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The following exhibits are filed with this report:      Page

            2     Megatran Investments Ltd. Acquisition
                  Agreement.                                          *

            4.1   Junior 0% Convertible Subordinated
                  Debenture due October 30, 1999.                     14

            4.2   Series A Senior Convertible
                  Subordinated Debenture due October 29,
                  1997.                                               24

            4.3   Series B Senior Convertible
                  Subordinated Debenture due October 29,
                  1997.                                               36

            11    Statement re: Computation of Earnings
                  per share.                                          47

            27    Financial Data Schedule.


            ---------------------
            * Incorporated by reference to Exhibit 2 of Registrant's Current Report on Form 8-K, dated October 30, 1996.

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.


Dated: December 19, 1996            TREASURY INTERNATIONAL, INC.



                                    By /s/ James Hal
                                       --------------------
                                       James Hal, President



                                    By /s/ Howard Halpern
                                       ------------------
                                       Howard Halpern, Principal
                                       Financial Officer