Form 10KSB
period 1997-01-31
TREASURY INTERNATIONAL INC
filed 1997-07-30
CIK 1003007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
           X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 1997

                                            or

        ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the transition period from __________ to _________

                         Commission File Number: 0-28514

                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                    Delaware                                      98-0160284
        (State or Other Jurisdiction of                         (IRS Employer
         Incorporation or Organization)                      Identification No.)

              7040 Tranmere Drive
          Mississauga, Ontario, Canada                             L5S 1L9
    (Address of Principal Executive Offices)                      (Zip Code)

              Registrant's telephone number, including area code: (905) 673-1700

               Securities Registered Pursuant to Section 12(b) of the Act: None

                 Securities Registered Pursuant to Section 12(g) of the Act:

                                                          Name of Each Exchange
             Title of Each Class:                         on which Registered:
           Common Stock, par value                                 None
              $0.0001 per share

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

        As of January 31, 1997, 14,942,566 shares of the registrant's common stock were outstanding.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 29, 1997 was $1,423,080.

                                     PART I

        The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.  Description of Business

Overview

        Treasury International, Inc. ("Treasury" or the "Company") engages in the international manufacturing, sourcing and distribution of quality consumer and industrial products. The Company's plan is to become an international manufacturing, distribution and marketing conglomerate. To expand its business, the Company seeks to make acquisitions in niche industries of companies having strong brand recognition and/or significant market share and/or marketing capabilities, with the intent of growing these businesses into leaders in their respective markets.

        As of January 31, 1997, the Company markets and distributes non-pharmaceutical branded products and manufactures and markets customized plastic containers through its indirect wholly-owned subsidiary, Mega Blow Moulding Limited ("Mega Blow"). On February 25, 1997, the Company acquired Silver 925, Inc. ("Silver"), which designs, manufactures, and distributes gold and silver plated jewelry. As used in this report, unless otherwise indicated, references to the Company shall include Silver, Mega Blow and Megatran Investments Ltd., a wholly-owned subsidiary of the Company ("Megatran"), which holds all of the capital stock of Mega Blow. Through these subsidiaries, the Company manufactures, distributes and exports a combined total of more than 3,000 products. The Company has the capacity to provide private labeling services for unique product specifications; tailored packaging services for all product lines; complete warehousing facilities; marketing services via a network of marketing and sales representatives; and specialized multi-lingual sales associates. By utilizing its customized computer information and production systems, the Company strives at all times to ensure access to the broadest range of quality products.

History

        The Company was incorporated in the State of Delaware on August 18, 1995. Following its formation, the Company acquired all of the issued and outstanding shares of J.J.A.M.P. Treasury International Corp. ("JJAMP"), a Canadian corporation based in metropolitan Toronto, Ontario, Canada. JJAMP was organized on September 29, 1993 and until August 17, 1995, conducted its business under the name "Treasury International." The acquisition of JJAMP was accomplished through the issuance of 8,023,812 shares of the Company's Common Stock to JJAMP's stockholders.

        On October 30, 1996, the Company acquired all of the issued and outstanding common shares of Megatran, a Canadian company based in metropolitan Toronto, Ontario, Canada. The purchase price for the Megatran shares was $2,863,182, of which $2,111,302 was paid in cash and the balance was paid by delivery of debentures in the original principal amount of $751,880, which debentures are convertible into shares of the Company's Common Stock.

        Just subsequent to the fiscal year end, on February 25, 1997 the Company acquired all of the outstanding capital stock of Silver, a Florida corporation based in Miami, Florida. The purchase price for the Silver shares was $2,000,000, which amount is payable in five annual installments of $400,000, of which 90% of each annual installment is to be paid in shares of the Company's Common Stock and 10% of each annual installment is to be paid in cash.

         The Company's principal executive offices are located at 7040 Tranmere Drive, Mississauga, Ontario, Canada L5S 1L9, and its telephone number is (905) 673-1700.

Corporate Summary and Growth Strategies

        The  Company  is  aggressively   pursuing  potential   acquisitions  and
strategic alliances which management believes would significantly increase revenues, profits and value for its stockholders in accordance with its business objectives. The Company's "Leveraged Build-Out" strategy consists of growth through internal expansion of sales and profits in existing operations through an aggressive acquisitions program. Businesses targeted for acquisition must meet or exceed management's stringent revenue and profit objectives. Management must also believe that the targeted corporations have outstanding North American and International prospects for rapid growth in both top line revenues and bottom line profits. Management is committed to expanding its global presence by entering the emerging markets within Latin America, Eastern Europe and Africa. In furtherance of this plan, the Company anticipates utilizing existing marketing channels of the acquired companies. Management's objective is to obtain additional distribution capacity, gain market share for its existing product lines and diversify the products and services the Company can offer to its expanding client base.

        In addition to internal growth and acquisitions, the Company is also active in the business of creating and maintaining international strategic trading links. The purpose of this plan is to obtain alternate production sources and new channels of marketing and distribution for both consumer and industrial products in North America and, in particular, the United States. The Company is also continually attempting to develop and implement systems to popularize its products through the promotion of high quality private label branded products at competitive prices.


The Company's Markets in General

        The Company believes it can achieve widespread acceptance for its products in developing countries where mass consumption of goods is in its infancy. Management believes the Company can take advantage of a very competitive global situation by delivering highly knowledgeable and experienced cultural liaisons that stand behind internationally recognized products. The Company should then be able to maintain an upward momentum in world markets including the aggressive penetration of important emerging markets on a global scale.

        These international businesses involve complex and dynamic processes of political and economic issues in addition to traditional issues of market and firm related concerns. For these reasons, Treasury has pursued strategies that include complementary networks of culturally experienced individuals with the principal objectives of growth and development through leveraged acquisitions.

        As a conglomerate, the Company does not face direct competition, however the Company's subsidiaries directly compete in their respective industries; see "Industry Segments" below. The Company's success, as measured against other conglomerates, depends upon its ability to locate and acquire subsidiaries which will complement its existing lines of business.

        Management believes that one of Treasury's major long term opportunities is in Latin America. Latin America has a population of over 450 million and many of its countries have populations well in excess of those in Canada and Europe, and has countries with large urban populations and developing economies. With the recent widespread move towards democratization of the region and development of market oriented economies, experts predict positive future prospects in the region. In fact, the value of contemporary foreign direct investment (debt and equity investment) in some Latin American countries is almost twelve times the size of levels before the South American debt crisis in the 1980's. The debt crisis created a situation where consumers had little access to imported products or services and little ability to purchase even if such products had been available. With the easing of this crisis, these markets are in need of goods and services. Similar situations are developing in Eastern Europe and Africa which also present potential opportunities for the Company. It is one of Treasury's major objectives to expand its global presence by meeting the needs in these "emerging markets" whose rapid growth is fueling demand for industrial and consumer products.

Industry Segments

        The following is a summary of the Company's operations by industry segment:

o       Customized Commercial Plastic Containers (Mega Blow Moulding Limited)

        Overview. Since its formation in 1984, Mega Blow has operated as a specialized custom molder of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal 1996, Mega Blow's revenues were approximately $7 million. Approximately one-half of Mega Blow's revenues are generated in the United States. Mega Blow also has a strong market presence in the Province of Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrializing world. Management believes that demand will continue to grow significantly well into the next century. With an estimated market in North America of over $15 billion for plastic products, management believes that Mega Blow is well positioned for growth.

        Customers. Mega Blow concentrates on manufacturing products for customers who are the end user or manufacturer agents. Mega Blow has fostered relationships with many major North American corporations, including Johnson & Johnson, G.K. Packaging, Fenton Webber, Novo Pharm, Jones Packaging and the Canadian shampoo division of L'Oreal. Management believes that Mega Blow has an excellent reputation for quality and customer service and prides itself on its ability to consistently maintain a zero percent defect rate. This has resulted in long-standing customer relationships, many in excess of 10 years.

        Facilities/Equipment. Mega Blow operates from a leased, 46,000 square foot manufacturing facility in metropolitan Toronto, Canada. Mega Blow operates nine Bekum blowing machines. The Bekum machine is considered by industry experts to be the best currently available and gives Mega Blow a state-of-the-art manufacturing capacity. The Bekum machine can be operated almost indefinitely when properly maintained and updated. All machines are computerized and controlled by special tracking devices which monitor all aspects of machine productivity. Further, Mega Blow's computerized systems give the manufacturing process numerous diagnostic features which maximize productivity and quality control. All manufacturing machines are constantly serviced and maintained to the highest degree possible by a specially trained maintenance staff as well as by 24 hour on-call maintenance professionals. Mega Blow seeks to maximize productivity and utilization of fixed overhead costs by operating the plant 24 hours a day with four shifts.

        Personnel. Mega Blow employs more than one hundred non-unionized regular employees including production, management, foremen and office staff. Mega Blow's management is experienced in every facet of operations including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distribution and marketing. A majority of Mega Blow's staff has been with the Company since its inception and has grown and been promoted over time.

        Materials. Mega Blow's major raw material usage consists of the following resins: Pet G, H.D.P.E. (High Density Polyethylene) and L.D.P.E. (Low Density Polyethylene). Management is not aware of any environmental concerns in respect of Mega Blow, its manufacturing facilities or its products. Mega Blow presently uses six major suppliers of the above resins. Mega Blow has been dealing with each of its major suppliers for over ten years. In the event that its existing sources of supply are insufficient to meet its existing needs, management believes that alternative supplies would be available at competitive prices from one of its other major suppliers or from outside alternative suppliers not currently engaged by Mega Blow.

        Growth Strategy. Treasury intends to increase Mega Blow's sales, market share and profitability by employing three strategic initiatives:

    o   A strategic acquisition program in this very fragmented market
    o   Streamlining existing manufacturing operations
    o Making high return capital expenditures to increase Mega Blow's production output and efficiency

o   Gold and Silver Jewelry (Silver 925 Inc.)

        General. Silver, formed in 1986, designs, manufactures, markets, and distributes gold and silver plated jewelry. Silver's 1996 revenues were approximately $9.1 million. Management believes that Silver has an established international reputation for high quality and innovatively designed jewelry with high level after-sales customer services. Silver's products are advertised, reviewed and profiled on national television, and in magazines and consumer trade catalogues. Within the $13 billion jewelry industry, the gold and silver plated sector has enjoyed unprecedented growth due to large demand for jewelry with high perceived value.

        Silver specializes in the silver/gold plated "bridge" jewelry segment of the industry. This segment has undergone and continues to show tremendous growth due to increasing consumer demand for high perceived value, low cost merchandise. The Company believes that Silver's closest competitor has a limited sales and marketing force and no in-house production or design capabilities. Management believes that Silver has a unique competitive advantage as it has differentiated itself from its competitors by its unique designs, quality fabrication, ability to cater to specific customer requirements through its own in-house design staff, after-sale customer service and its unconditional lifetime warranties on products for key customers.

        The Company believes that Silver offers quality, service and styling to a wide range of customers. The emphasis is on product development and flexibility in product design for major retailers who are new product driven, while at the same time having the ability to quickly bring products to market. To complete the Company's exclusive customer services, it offers unconditional lifetime warranties on specific products.

        Silver also builds product recognition, image and excitement through the promotion and customer support of its products in regional and national markets. Silver's "celebrity" marketing division is responsible for creating and marketing products for such famous personalities as Suzanne Somers (Home Shopping Network) and Elizabeth Taylor (Avon). Silver intends to expand in this area as celebrity marketing has proven to be an extremely effective and popular vehicle for the sale of bridge jewelry.

        For the fiscal year ended July 31, 1996, Silver had approximately $9.1 million in annual sales. Silver's annual sales over the past five years have increased by approximately 82%. The current market breakdown of sales for the 1996 fiscal year by geographic region is as follows:

               o      United States     78%
               o      Canada            10%
               o      Europe            10%
               o      Latin America      2%

        Customers. Silver markets its products throughout the United States and internationally to some of the best known major retail chains, mass merchandisers, catalogue outlets and independent jewelry stores. Silver has a customer base of over 500 major and independent active accounts purchasing over 2,500 products, and sells to well known clients, including Bloomingdales, J.C. Penney, Macy's, Q.V.C. Network, Service Merchandise Catalogues, the Home Shopping Network, American Airlines, Avon Products, Seta and T.J. Maxx. Sales to major retailers account for 80% of Silver's total revenues.

        Manufacturing. Silver operates out of a leased 6,800 square foot facility in Miami, Florida. This facility serves as head office, manufactur-ing and distribution center and warehouse.

        Personnel. Silver employs more than 40 people in its non-unionized Miami location and utilizes more than 600 contract workers for most facets of its production, which is done primarily in Bangkok, Thailand. The Thai jewelry production industry is, at present time, not significantly impacted by either governmental or industry regulations and management does not anticipate any future changes in this environment.

        Materials. Management believes that there is sufficient availability of the necessary raw materials to produce Silver's jewelry products by accessing the world markets for gold, silver and gem stones. Silver has been able to secure all its necessary material inputs at competitive prices. Management believes that should severe price shocks affect any of Silver's raw material sources, it will be able to adjust its finished product pricing structure accordingly by maintaining accurate and timely inventory levels using its computerized inventory control systems.

        Growth Strategy. Treasury's management considers the existing fragmented industry structure ideal for its Leveraged Build-Out strategy and plans to increase market share employing the following key strategies:

    o Using its Leveraged Build-Out strategy to make aggressive key acquisitions
    o Establish Silver as an aggressive marketer of high quality silver/gold plated jewelry in the United States and abroad
    o Improve the in-house marketing team and outside company sales force
    o Maintain optimal inventory levels to ensure timely response and adequacy of supply
    o Improve and diversify Silver's marketing and distribution strategies

        Additionally, based on extensive market research, Silver's southern Florida base of operations and Silver management's multi-lingual abilities, the Company believes that potential sales to Latin America, Africa and Europe offer excellent growth opportunities. Further, the Company intends to improve Silver's profitability with an aggressive program of streamlining and reengineering operations to reduce production and overhead costs and increase productivity and sales response time.

Government Approvals and Licenses

        The Company has sought legal and technical expertise to ensure that it and its suppliers, distributors and independent associates have all the necessary government approvals, licenses, permits and certificates.

Currency, Foreign Exchange and Banking

        As most of the Company's operations have been based primarily in North America, the Company believes that the current exchange rate environment has been favorable to it and as such has not undertaken active foreign exchange hedging activities. Management monitors world exchange conditions on a regular basis and should the current favorable environment change, management will implement a more active foreign currency hedging policy.

Research and Development Costs

        During its last two fiscal years, the Company has incurred no material expenditures on account of research and development as management believes that the success of the Company and its business operations did not require significant research and development efforts.

Employees

        As of July 17, 1997, the Company has five full time officers and, including its subsidiaries, 141 employees. Many of these employees are able to communicate fluently in one or more of the following languages: English, Spanish, Portuguese, French, Italian, Arabic and Hebrew. This multilingual capacity will significantly assist the Company in penetrating the world's emerging foreign markets. None of the Company's employees are represented by a labor union or is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Investment Policies

        The Company has no limitations on the amounts which it may invest in any one investment or type of investment. The Company has no holdings in real estate, real estate mortgages and similar securities or publicly traded securities. As well, the Company does not have any investment in persons or companies primarily devoted to such investments and it is not the policy of the Company to make investments for the purpose of capital gain or passive income. Presently, all available monies are being used for day-to-day operations.

Patents and Trademarks

        Due to the nature of Treasury's operations, it does not currently hold any existing or pending patents or trademarks outside of the Company's and its subsidiaries' names.

International Operations

        Foreign business is conducted through subsidiaries, representatives and distributors, and, to a lesser extent, by direct sales. International revenues accounted for approximately 52% of consolidated total revenues in fiscal 1997, and 90% of consolidated total revenues in fiscal 1996. The majority of Treasury's international revenues are derived from Canada and Latin America. See note 13 to the January 31, 1997 year end financial statements (the "Financial Statements"). In view of the location and diversity of its international activities, the Company does not believe that there are any special risks beyond normal risks of uncertainty attendant to doing business abroad.

Item 2.  Properties

        The Company leases 46,000 square feet of space in Mississauga, Ontario, Canada as administrative offices and manufacturing facilities at a rental rate of Can$4.75 per square foot per year. The current lease period expires on December 31, 1998, with an option to renew until December 31, 2003. In addition, Silver leases a 6,800 square foot manufacturing and admnistrative facility in Miami Florida at a base rate of $5,000 per month plus certain pass through expenses, which lease expires in October 2001.

Item 3.  Legal Proceedings

      The Company is not currently engaged in any legal proceedings and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.


                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

      In December 1995, the Company's Common Stock commenced trading on the NASDAQ "pink sheets" under the symbol "TREY." On April 12, 1996, the Common
Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from April, 30, 1996 through January 31, 1997 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Quarter Ended                               High Bid      Low Bid
-------------                               --------      -------
January 31, 1996                             $1.13         $0.30
April 30, 1996                                0.50          0.25
July 31, 1996                                 1.31          0.50
October 31, 1996                              1.07          0.19
January 31, 1997                              0.44          0.16

        As of July 17, 1997, there were 104 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

      The Company has undertaken the following unregistered sales of its Common Stock. All of the following sales were exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act and Regulation D or Regulation S promulgated by the Securities Exchange Commission (the "SEC") thereunder. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

                                    Person or Class of
                                          Persons           Number of    Total Cash Price or
Date, Title of Securities Sold         to Whom Sold           Shares        Consideration

July 19, 1996, Common Stock       George B. Sukornyk            500,000         $99,000

July 19, 1996, Common Stock       Yaachov Azagury               500,000         $99,000


Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

        Treasury is an international manufacturing, distribution and marketing company with subsidiaries producing over 3,000 consumer and industrial products primarily for North American markets. Once solely an international distributor of 225 consumer products, Treasury's acquisition of Mega Blow more than doubled annual sales to over $2 million for the fiscal year ended January 31, 1997. With the acquisition of Silver, on a pro forma basis, the Company projects significantly higher revenues for the fiscal year ending January 31, 1998. The comparison set forth below does not give effect to the acquisition of Silver in February, 1997.

        Total assets increased 548% to almost $4 million from the 1996 fiscal year to fiscal 1997 with the October 1996 acquisition of Mega Blow. The
Company's total assets increased to an estimated $6 million after the consummation of the Silver acquisition in February, 1997.

        During the next 24 to 36 months, Treasury will continue to pursue its expansion goals via its Leveraged Build-Out strategy. To increase its current subsidiaries' market share, the Company plans to acquire key competitors or companies having important synergy's with existing company operations. Current operations are also planned to be streamlined in order to reduce costs and improve quality and productivity. Furthermore, Treasury intends to expand its global presence by entering the rapidly industrializing and emerging markets, including the key economies in Latin America, Eastern Europe and Africa.

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included with this annual report.

Fiscal 1997 Compared to Fiscal 1996

        Net sales increased during fiscal year 1997 to approximately $2.12 million, up approximately 91% from $1.1 million in fiscal year 1996. The increase in net sales also reflects the inclusion of Mega Blow for the three months ended January 31, 1997 (67%). The Company experienced a net loss of $1,032,084 for its fiscal year ended January 31, 1997, an increase of approximately 99.8% when compared to the Company's net loss of $516,656 in the fiscal year ended January 31, 1996. Among the significant items impacting the 1997 results were increased expenses resulting from the Mega Blow and Silver acquisitions as well as extensive marketing and consulting arrangements undertaken by the Company.

        The cost of sales for fiscal 1997 represented 82% of net sales, or $1,743,380, a 161% increase compared to 60% of net sales, or $667,083, in fiscal 1996. The increase is attributable to the write-down of obsolete and slow-moving inventories, higher prices of raw materials, increased sales of lower margin products and, to a lesser extent, pricing incentives to major customers.

        Operating, general and administrative expenses increased in fiscal 1997 to $1,151,128, or approximately 54% of sales, compared to $957,607, or approximately 86% of sales, in fiscal 1996. The increase is attributable to the write-off of uncollectible accounts receivable, expenses related to the October 30, 1996 acquisition of Mega Blow, expenses related to the acquisition of Silver which was consummated subsequent to year end, consulting services rendered (see note 15 of the Financial Statements) and marketing and promotion activities.

Liquidity and Capital Resources

        The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's Financial Statements.

        In August 1995, the Company issued 2,750,000 shares of Common Stock to five private investors for an aggregate cash price of $275,000 pursuant to a private placement offering. From August through November 1995, the Company issued 1,449,878 shares of Common Stock for an aggregate price of $724,794 pursuant to a private placement offering. Each of the private placement offerings was made pursuant to an exemption from registration provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended.

        In July, 1996, the Company issued 1,000,000 shares of Common Stock to two individuals for an aggregate cash price of $198,000. See Item 5 of this report.

        In October, 1996, the Company sold 0% Convertible Debentures in the aggregate principal amount of $1,000,000 due October 29, 1997 and October 30, 1999, respectively. In the same month, the Company also sold an 8% Senior Subordinated Convertible Debenture in the principal amount of $500,000, due October 29, 1997. As of July 16, 1997, the holder of the 8% Debenture elected to convert the outstanding amount of such Debenture into shares of the Company's Common Stock. The sales of the Debentures were made pursuant to an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933.

        As of January 31, 1997, current assets totaled $1,348,995 compared to $592,605 at January 31, 1996. The increase was attributable to the inclusion of Mega Blow's current assets of $1,258,662 at January 31, 1997. At fiscal year end 1997, the Company had no cash and short-term deposits compared to fiscal 1996 cash and short-term deposits of $292,611. The cash and short-term deposits were used for expenses related to the acquisitions undertaken by the Company.

        As of January 31, 1997, current liabilities totaled $2,561,147 compared to $49,317 as of January 31, 1996. The increase was attributable to the inclusion of Mega Blow's current liabilities of $1,405,067 at January 31, 1997, higher levels of trade payables reflecting business growth, a current portion of long-term debt of $1,147,812 and current bank indebtedness of $394,407 incurred to finance both the Company's acquisition of Mega Blow and accounts receivable, as discussed in note 6 to the Company's Financial Statements. Accounts receivable totaled $812,357 at fiscal year end 1997 compared to $180,304 in fiscal year 1996, an increase principally attributable to the Mega Blow acquisition.

        As of January 31, 1997, Mega Blow had outstanding $950,393 in term loans, which loans are secured by a first priority lien on the assets of Mega Blow and the personal guarantee of James Hal, the Company's president. The term loans are due on October 30, 2003. The Company also has outstanding $1,501,880 principal amount of convertible debentures, due as follows: $1,000,627 in 1998; $250,627 in 1999; and $250,626 in 2000. All the debentures are convertible into shares of the Company's Common Stock at the option of the holder. In the event the holders convert these debentures, the Company's obligation to repay the $1,501,880 indebtedness would be eliminated.

        The Company has a foreign exchange rate risk related to international earnings and cash flows. Management anticipates that, in future, the Company may enter into forward foreign exchange contracts and purchase currency options tied to the economic value of receivables, payables and expected cash flows denominated in non-local foreign currencies should the need arise.

        The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay the debentures that mature in 1997 if they are not converted. If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financings and additional public or private debt or equity financings.

Item 7.  Financial Statements

        The financial statements of the Company, including the notes thereto, together with the report of Bromberg & Associate, independent certified public accountants thereon, are presented beginning at page F1.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following table provides information concerning each executive officer and director of the Company. All directors hold office until the next annual meeting of Stockholders or until their successors have been elected and qualified.

        NAME                          AGE              TITLE

   Mr. James Hal
  (a.k.a. James Halioua)              34               Chairman of the Board
                                                       Chief Executive Officer
                                                       President and Director

   Mr. Howard Halpern                 37               Chief Financial Officer
                                                       Executive Vice President

   Mr. Mark Halioua                   42               Director

   Mr. Robert Abourmad                45               Director

        Mr. Hal has been Chairman of the Board, Chief Executive Officer and a Director of the Company since its inception in August 1995. Mr. Hal was the President and Chief Financial Officer of JJAMP from its inception in September 1993 through acquisition by the Company in August 1995. From 1983 to 1993, Mr. Hal was the President of Tropi-Golf Inc. of Concord, Canada. He was previously a Director for Gaming Lottery Corp., a company trading both on the NASDAQ and on the Toronto Stock Exchange, and Le Print Express, Inc. which trades on the Canadian Dealer Network (CDN).

        Mr. Halpern, a certified public accountant, has been Chief Financial Officer and Executive Vice President of the Company since January 15, 1997. From 1989 until July 1992, he was the Controller of Merisel Canada, Inc., a computer wholesaler with approximately $208,000,000 of annual sales and 70 employees. Since July 1992 he has practiced as a sole proprietor Chartered Accountant in Canada, providing tax, financial and management consulting services.

        Mr. Abourmad has been a Director of the Company since August 18, 1995. From 1995 to present he has been the President of Payless Locksmith, Inc. of Toronto, Canada.

        Mr. Mark Halioua has been a Director of the Company since August 18, 1995. Since August 1988, he has been the President of National Printing Group in Markham, Canada, a printing company. He possesses no other directorships.

        Mr. James Hal and Mr. Mark Halioua are brothers.

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 1997, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of the officers and directors of the Company named above have not filed initial statements of beneficial ownership and James Hal has not filed two reports on Form 4 regarding grants of options and Howard Halpern has not filed one report on Form 4 regarding grants of options.

Item 10.  Executive Compensation

Summary Compensation Table

      The following table sets forth the compensation for each of the Company's fiscal years since inception for (i) the Company's Chief Executive officer during the fiscal year ended January 31, 1997 and (ii) each other executive officer of the Company whose compensation during the fiscal year ended January 31, 1997 exceeded $100,000.

                     ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                                                     Securities
                                                        Restricted   underlying             All Other
             Fiscal  Annual    Annual   Other   Annual  Stock        options      LTIP      Compen-sation
Name         Year    Salary    Bonus    Compensation    Awards       and SARs     payouts

James Hal    1997    $60,000   $49,000  NONE            NONE         2,500,000    NONE      NONE
James Hal    1996    $65,000   NONE     NONE            NONE         NONE         NONE      NONE
H. Halpern   1997         -    $49,000  NONE            NONE         2,500,000    NONE      NONE


Stock Option Grants Table

        The following table provides information with regard to stock options granted to the persons named in the foregoing compensation table:

                                            % Total
                    Number of Securities    Options/SARs
                    Underlying              Granted to
Name of             Options/SARs Granted    Employees in    Exercise of
Grantee                                     Fiscal Year     Base Price        Expiration Date

James Hal           2,500,000               50%             $0.11             Jan. 31, 2008
Howard Halpern      2,500,000               50%             $0.11             Jan. 31, 2008


        All of the options granted to Mr. Hal were granted independent of the Company's stock option plan. The options were awarded in consideration of Mr. Hal agreeing to personally guaranty a $750,000 debenture of the Company, and the grant of such options was approved by the 2 disinterested directors on the Board of Directors of the Company.

Directors' Compensation

      The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Additionally, non-employee directors do not presently receive compensation for their service as directors. The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of July 22, 1997 by
(i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:

                                      Beneficial
                                      Ownership
                                   of Common Stock      Current Percent
   Name and Address                                        of Class
                                                             (1)
                                      11,500,006             51.2%
   James Hal (2)
   7040 Tranmere Drive
   Mississauga, Ontario
   Canada L5S 1L9

   Howard Halpern (2)                  7,500,000             33.4%
   160 Theodore Place
   Thornhill, Ontario
   Canada L4J 8E3

   Halpern Family Trust                4,000,006             26.8%
   650 Briar Hill Ave.
   Suite 301
   Toronto, Ontario
   Canada M5N 1N3

   Mark Halioua (3)                       20,700                 *
   147 Beverly Glen Blvd.
   Thornhill, Ontario
   Canada L4J 4Y2

   Robert Abourmad (4)                    20,300                 *
   87 Bayhampton Crescent          -------------
   Thornhill, Ontario
   Canada L4J 4Y2

   All directors, executive           23,041,012             76.8%
   officers and 5% owners, as a
   group:
                                   -------------

* Less than one percent.
-------------------------------

(1) Computed on the basis of 14,942,566 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exerciseable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.

(2) Includes options to purchase 7,500,000 shares of Common Stock exerciseable within 60 days.

(3) Includes options to purchase 20,000 shares of Common Stock exerciseable within 60 days and 300 shares of Common Stock owned by his wife.

(4) Includes options to purchase 20,000 shares of Common Stock exerciseable within 60 days.

Item 12.  Certain Relationships and Related Transactions

        In August 1995, James Hal, the President and principal stockholder of the Company converted an aggregate of $71,267 in advances to the Company into 7,221,430 shares of the Company's Common Stock.


Item 13.  Exhibits, List and Reports on Form 8-K

        (a)  Index to Financial Statements
             Report of Independent Auditors
             Financial Statements
             Financial Data Schedule (filed electronically herewith)

Exhibits

3.1     Certificate of Incorporation of the Company, as amended*

3.2     By-Laws of the Company.*

4.1     Form of Junior 0% Convertible Subordinated Debenture due
        October 30, 1999.**

4.2 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997.**

4.3 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997.**

10.1    Treasury International, Inc. 1995 Stock Option Plan.*

10.2 Share Purchase and Exchange Agreement dated August 18, 1995 between the shareholders of J.J.A.M.P. Treasury International Corp., J.J.A.M.P Treasury International Corp., and Treasury International, Inc.*

10.3 Agreement dated October 30, 1996 by and among Treasury International, Inc., William Sarantos, Toula Sarantos, Martin Maxwell, Louis Chelin, Verne Chelin, David Bereskin, In Trust, Joseph Myers, Eleanor Maxwell, Berta Lenenfeld, Douglas Ferguson and Megatran Investments Ltd.***

10.4 Agreement dated as of June 18, 1996, as amended, by and among Treasury International, Inc., Silver 925, Inc., Moche Bendayan, Solomon Bendayan and Edward Kozial.****

21.1    Subsidiaries of the Company.

23.1     Consent of Bromberg & Associate.

27.1     Financial Data Schedule.

---------------

    * Incorporated by reference from, the Company's Registration Statement on Form 10-SB, as amended, originally filed with the SEC on October 21, 1996.

   ** Incorporated by reference from, the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on December 20, 1996.

  *** Incorporated herein by reference from, the Company's Current Report on Form 8-K, as filed with the SEC on November 21, 1996.

 **** Incorporated herein by reference from, the Company's Current Report on Form 8-K, as filed with the SEC on March 17, 1997.

         (b) During the three month period ended January 31, 1997, the Company filed the following reports on Form 8-K:

               On November 21, 1996, the Company filed a report on Form 8-K reporting on Item 2 that it had acquired all of the outstanding stock of Megatran Investments, Ltd.

               On January 13, 1997 the Company filed an amendment to its report on Form 8-K reporting on Item 7 the audited financial statements of Megatran Investments, Ltd.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TREASURY INTERNATIONAL, INC.


                                            By:    /s/ James Hal
                                                   President and Chief
                                                   Executive Officer

                                            By:    /s/ Howard Halpern
                                                   Chief Financial Officer


        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature               Title                                    Date
---------               -----                                    ----

/s/ James Hal          President and Chief Executive            July 28, 1997
                       Officer and Director

/s/ Howard Halpern     Chief Financial Officer                  July 28, 1997

/s/ Mark Halioua       Director                                 July 28, 1997

/s/ Robert Abourmad    Director                                 July 28, 1997

                          TREASURY INTERNATIONAL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997



                                    CONTENTS


        AUDITORS' REPORT............................................... F1


        CONSOLIDATED BALANCE SHEET..................................... F2


        CONSOLIDATED STATEMENT OF DEFICIT.............................. F3


        CONSOLIDATED STATEMENT OF OPERATIONS........................... F4


        CONSOLIDATED STATEMENT OF CHANGES IN
        SHAREHOLDERS' DEFICIENCY....................................... F5


        CONSOLIDATED STATEMENT OF CASH FLOWS........................... F6


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F7

                                AUDITORS' REPORT

Board of Directors and Shareholders
Treasury International, Inc.


     We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 1997 and 1996, and the consolidated statements of operations, deficit, shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the corporation as at January 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  CHARTERED ACCOUNTANTS

                                    Page F1

TORONTO, CANADA
June 16, 1997

                          TREASURY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 1997

ASSETS
                                                                  1997             1996
CURRENT
     Cash and short-term deposits                            $      ---         $  292,611
     Accounts receivable                                         812,357            180,304
     Inventories (Notes 2 and 4)                                 385,915            117,838
     Sundry assets                                               144,541              1,852
     Income taxes receivable                                       6,182                ---
                                                               _________         __________
                                                               1,348,995            592,605

GOODWILL                                                       1,835,918                ---

CAPITAL ASSETS (Notes 2 and 5)                                   723,299             10,972
                                                               _________         __________
                                                              $3,908,212         $  603,577

                                         LIABILITIES
CURRENT
     Bank indebtedness (Note 6)                               $  394,407         $      ---
     Accounts payable and accrued liabilities                  1,018,928             49,317
     Current portion of long-term debt                         1,147,812                ---
                                                              __________          _________
                                                               2,561,147             49,317

DEFERRED INCOME TAXES                                             54,161                ---

LONG-TERM DEBT (Note 7)                                        1,304,461                ---
                                                               _________          _________
                                                               3,919,769             49,317


                            SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
        Authorized
               30,000,000 common shares at $.0001

        Issued
               14,942,566 common shares                            1,494             1,222

        Contributed surplus (Note 9)                           1,543,861         1,077,866

DEFICIT                                                       (1,556,912)         (524,828)
                                                               _________         _________

                                                                 (11,557)          554,260
                                                               _________         _________
                                                              $3,908,212         $ 603,577

APPROVED ON BEHALF OF THE BOARD


/s/ James Hal, Director                 /s/ Robert Abourmad, Director



                                    Page F2

                          TREASURY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF DEFICIT
                           YEAR ENDED JANUARY 31, 1997

                                        1997             1996

Balance, beginning of year         $  (524,828)      $   (8,172)

Net loss for the year               (1,032,084)        (516,656)

Balance, end of year               $(1,556,912)      $ (524,828)


                                     Page F3

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 31, 1997


                                                                                                      1997            1996
REVENUE......................................................................................     $2,123,631      $1,110,736

COST OF GOODS SOLD ..........................................................................      1,743,380         667,083

GROSS PROFIT ................................................................................        380,251         443,653

EXPENSES

          Warehouse and factory                                                                      139,660            --
          General and administrative                                                                 956,086         957,607
          Selling and delivery                                                                        55,382            --

                                                                                                   1,151,128         957,607

LOSS FROM OPERATIONS  before undernoted items ...............................................       (770,877)       (513,954)

                    Management fees                                                                  193,316            --
                    Financial                                                                         31,390            --
                    Amortization ............................................                         39,941           2,702

                                                                                                     264,647           2,702

LOSS  before income taxes ...................................................................     (1,035,524)       (516,656)

Provision for income taxes (recovery) .......................................................         (1,542)           --
Deferred income taxes (recovery) ............................................................         (1,898)           --

                                                                                                      (3,440)           --

NET LOSS.....................................................................................   $ (1,032,084)    $  (516,656)

Loss per common share .......................................................................   $      (0.08)    $    (0.04)

Weighted average number of
        common shares outstanding ...........................................................     13,221,096      12,223,690


                                    Page F4

                          TREASURY INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                           YEAR ENDED JANUARY 31, 1997


                                               ISSUED SHARE     CONTRIBUTED
                                                 CAPITAL          SURPLUS
                                               ____________     ___________

Issued 8,023,812 shares of common
stock in exchange for the assets
and liabilities of J.J.A.M.P
Treasury International Corp.
in August 1995                                    $     802    $   78,347

Issued 4,199,878 shares of common
stock in connection with a
private placement offering                              420       999,519
                                                   ________     _________
Balance - January 31,1996
                                                      1,222     1,077,866

Issued 1,000,000 shares of
common stock  with a private
placement offering                                      100       197,900

Issued 800,000 shares of
common stock as per stock option
plan (Note 14)                                           80        39,920

Issued 635,000 shares of
common stock for consulting
services (Note 15)                                       64       131,686


Issued 283,876 shares of
common stock to former shareholders
of Mega Blow Moulding Limited (Note 16)                  28        96,489
                                                   ________    __________

Balance - January 31, 1997                         $  1,494    $1,543,861
                                                   ========    ==========


                                    Page F5

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 31, 1997


                                                                                       1997           1996
Cash flows from operating activities

     Net loss                                                                   $(1,032,084)    $ (516,656)

     Adjustments to reconcile net
     loss to net cash used in
     operating activities

     Increase in deferred income taxes                                                54,161           ---
     Amortization                                                                     39,941         2,702
     Increase in accounts receivable                                                (632,053)     (111,955)
     Increase in income taxes receivable                                              (6,182)          ---
     Increase in inventories                                                        (268,077)      (38,342)
     Decrease (increase) in sundry assets                                           (142,689)          627
     Increase (decrease) in accounts payable                                         969,611       (52,248)
                                                                                   ________       ________
Net cash used in operating activities                                             (1,017,372)     (715,872)

Cash flows from financing activities

     Long-term debt                                                                2,452,273           ---
     Advances by shareholders                                                            ---       (71,267)
     Proceeds on issue of common shares                                              466,267     1,079,044
                                                                                   _________     _________

Cash provided by financing activities                                              2,918,540     1,007,777

Cash flows from investing activities

     Goodwill                                                                     (1,835,918)          ---
     Purchase of capital assets                                                     (752,268)       (2,695)
                                                                                  ___________    __________

Cash used for investing activities                                                (2,588,186)       (2,695)
                                                                                  ___________    __________
Decrease (increase) in cash and
       short-term deposits                                                          (687,018)       289,210

Cash and short-term deposits,
       beginning of year                                                             292,611          3,401
                                                                                  ___________    __________

Cash and short-term deposits
     (bank indebtedness)
      end of year                                                                $  (394,407)   $   292,611
                                                                                 ============   ===========

                                    Page F6

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1997


1.      Nature of business

        Treasury International, Inc. is a holding company which through its wholly-owned subsidiaries, J.J.A.M.P Treasury International Corp., Megatran Investments Ltd. and Mega Blow Moulding Limited, manufactures and distributes a variety of consumer and industrial products. The company was incorporated on August 18, 1995 in the state of Delaware.


2.      Summary of significant accounting policies

        (a)    Basis of consolidation

              These consolidated  financial  statements  include the  accounts
              of the company   and   its   wholly-owned   subsidiaries,
              J.J.A.M.P. Treasury International Corp., Megatran Investments Ltd.and Mega Blow Moulding Limited.

        (b) Inventories

               Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value.

        (c)    Capital assets

               Capital assets are recorded at cost less accumulated
               amortization.
                    Amortization is provided as follows:
                      Leasehold improvements - straight line over term of lease Machinery and equipment - 20% diminishing balance
                      Office equipment        - 20% diminishing balance


        (d)    Revenue recognition

               Revenue is generally recognized as customers are invoiced for products shipped by the company.

        (e)    Loss per share

               Loss per share is calculated based on the weighted average number of shares outstanding during the year of 13,221,096.

        (f)    Foreign currency translation

               Substantially all assets and liabilities of the company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at exchange rates prevail-ing during the year. Adjustments for foreign currency trans-lation fluctuations are included in net income.

                                    Page F7

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1997


         (g)   General

               These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as they relate to these financial statements.


3.      Business combination

     On October 30, 1996, the company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow Moulding Limited. The purchase price of $2,863,182 consisted of $1,361,302 cash and debentures of $1,501,880.

4.      Inventories

        Inventories consist of:                           1997       1996

                  Raw materials                      $ 151,241   $     ---
                  Packaging                             24,345         ---
                  Finished goods                       210,329     117,838
                                                     _________   _________

                                                     $ 385,915   $ 117,838
                                                     =========   =========

5.      Capital assets
                                              January 31             January 31
                                                  1997                  1996
                                     __________________________________________
                                              Accumulated      Net      Net
                                     Cost    Amortization  book value book value
                                    _____    ____________  __________ __________
Leasehold improvements .......   $    4,221        1,328   $    2,893   $   ---
Machinery and equipment ......    2,438,759    1,770,174      668,585       ---
Office equipment                    103,074       51,253       51,821     10,972
                                 $2,546,054    1,822,755   $  723,299   $ 10,972

6.      Bank indebtedness

        The bank indebtedness includes an operating loan due on demand of $218,978 and is secured by a registered general assignment of book debts and a general security agreement of Mega Blow Moulding Limited.

                                    Page F8

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1997

7.      Long term debt

        The long-term debt consists of term loans and three debentures payable. The term loans are secured by a registered general security agreement having a first charge over all assets other than real property of Mega Blow Moulding Limited. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. One of the three debentures which is in the amount of $500,000 is subject to 8% interest. The remaining two are interest-free debentures.

        The term loans and debentures are payable as follows:


                Term loans         Debentures          Total

1998                $  147,185     $1,000,627     $1,147,812
1999                   154,158        250,627        404,785
2000                   161,594        250,626        412,220
2001                   169,527           ---         169,527
2002                   177,989           ---         177,989
2003 and following     139,940           ---         139,940
                    __________    ___________     __________
                       950,393      1,501,880      2,452,273
Less current portion   147,185      1,000,627      1,147,812
                    __________    ___________     __________
                    $  803,208     $  501,253     $1,304,461


8.      Lease commitments

     The minimum rentals payable by Mega Blow Moulding Limited under long-term operating leases, exclusive of certain operating costs for which the company is responsible, are approximately as follows:

                   1997                             $158,217
                   1998                              158,217
                   1999                              158,217
                   2000                              158,217
                   2001 and subsequent until expiry  158,217
                                                    ________

                                                    $791,085
                                                    ========

9.      Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

                            Page F9

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1997

10.     Income taxes

        The company has non-capital losses carry-forward for income tax purposes amounting to approximately $1,340,00 expiring in various years through 2012. The potential benefits of these tax losses have not been recorded in these financial statements.

11.     Significant business relationship

        The company made sales of $1,253,219 representing approximately 59% of total sales to two customers.

12.     Claims and lawsuits

        The company has no claims or lawsuits filed or pending against it.

13.     Segmented revenue information

        The company, through its subsidiaries, manufactures and distributes consumer and industrial products to Canada, South America and other foreign jurisdictions.


     Geographic segments .............                   1997               1996

     Revenues:
     United States-Domestic ..............         $1,026,848         $  115,150

     Export sales:
     Canada ..............................            544,683            215,365
     Other foreign jurisdictions .........            552,100            780,221
                                                    _________         __________

                                                   $2,123,631         $1,110,736
                                                   ==========         ==========
14.   Stock options

     The company adopted a stock option plan as at August 18, 1995 for which it has received 10,000,000 shares of common stock. Each stock option may be exercised in whole or in part at any time within ten years of the option grant date at an exercise price equal to the per share fair market value of the company's common stock as at the time of the grant of the option.


                                    Page F10

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1997


15.     Consulting services

        The company has signed consulting agreements with various consulting
        and public relations firms.   Out of a total 1,435,000 common shares
        granted, 635,000 common shares were issued to the recipients.


16.     Mega Blow Moulding Limited

        The company issued 283,786 common shares to the former shareholders of Mega Blow Moulding Limited, in lieu of management fees owed by Mega Blow Moulding Limited.


17.     Subsequent event

        Subsequent to the year end, the company acquired all of the issued and outstanding capital stock of Silver 925, Inc., a company which manufactures and distributes jewellery products. Silver 925, Inc. is located in the state of Florida.

        The purchase price of $2,000,000, is payable in five annual instalments of $400,000, with each instalment payable 90% in common shares and 10% in cash.

                                    Page F11

                                  Exhibit 21.1


J.J.A.M.P. Treasury International Corp.
Megatran Investments Ltd.
Mega Blow Moulding Limited
Silver 925, Inc.

                                  Exhibit 23.1

                       Consent of Independent Accountants

The Board of Directors
Treasury International, Inc.:


        We consent to the use of our report included herein and to the reference to our firm in the 10-KSB.

                                                  Bromberg & Associate