Form 10QSB
period 1997-04-30
TREASURY INTERNATIONAL INC
filed 1997-08-07
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended April 30, 1997

                                 OR

      ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

                 Commission File Number: 0-28514

                     TREASURY INTERNATIONAL, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                       98-0160284
 (State or Other Jurisdiction              (I.R.S. Employer
  of Incorporation or Organization)       Identification Number)

         7040 Tranmere Drive, Mississauga, Ontario L5S 1L9
             (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  905-673-1700

                              N/A
       (Former Name, Former Address and Former Fiscal Year,
                   if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
15,647,566 shares of Common Stock, par value $.0001 per share were outstanding as of April 30, 1997.

                                     INDEX

                                                             PAGE
Part I.  FINANCIAL INFORMATION.......................         3

   Item 1.  Financial Statements.....................         3

      Interim Consolidated Balance Sheet as of
        April 30, 1997 and January 31, 1997..........         3

      Interim Consolidated Statement of Deficit as
        of April 30, 1997 and April 30, 1996.........         5

      Interim Consolidated Statement of Operations
        as of April 30, 1997 and April 30, 1996......         6

      Interim Consolidated Statement of Changes in
        Shareholders' Equity as at April 30, 1997....         7

      Interim Consolidated Statement of Cash Flows
        as of April 30, 1997 and April 30, 1996......         8

      Notes to Interim Consolidated Financial
        Statements...................................         10

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation........................         13

Part II.  OTHER INFORMATION..........................         18

   Item 2.  Changes in Securities....................         18

   Item 6.  Exhibits.................................         18

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  TREASURY INTERNATIONAL, INC.
              INTERIM CONSOLIDATED BALANCE SHEET

                              ASSETS

                                       April 30,      January 31,
                                         1997           1997
                                      (Unaudited)
CURRENT
   Cash and short-term deposits$            -         $    -
   Accounts receivable                 2,487,021        812,357
   Inventories (Notes 2 and 4)         2,561,123        385,915
   Sundry assets                          37,113        144,541
   Income taxes receivable                  -             6,182
                                      ----------     ----------
                                       5,085,257      1,348,995

GOODWILL                               3,417,229      1,835,918

CAPITAL ASSETS (Notes 2 and 5)           911,835        723,299
                                      ----------     ----------
TOTAL ASSETS                        $  9,414,321    $ 3,908,212
                                    ============    ===========


                            LIABILITIES

CURRENT
   Bank indebtedness (Note 6)       $  1,839,980    $   394,407
   Accounts payable
      and accrued liabilities          2,915,896      1,018,928
   Current portion of long-
      term debt                        1,397,812      1,147,812
   Income tax payable                    267,712           -
                                       ---------      ---------
                                       6,421,400      2,561,147

DEFERRED INCOME TAXES                    118,699         54,161

LONG-TERM DEBT (Note 7)                2,869,543      1,304,461
                                       ---------      ---------
TOTAL LIABILITIES                      9,409,642      3,919,769
                                       ---------      ---------

                       STOCKHOLDERS' EQUITY
SHARE CAPITAL
    Authorized
       30,000,000 common shares
       at $.0001

   Issued
       15,647,566 common shares             1,565          1,494
       Contributed surplus at
       April 30, 1997                   2,248,790      1,543,861

DEFICIT                               (2,245,676)     (1,556,912)
                                      -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                 4,679      (   11,557)
                                      -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              $  9,414,321      $ 3,908,212
                                    ============      ===========

                    TREASURY INTERNATIONAL, INC.
             INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                 THREE MONTHS ENDED APRIL 30, 1997
                            (UNAUDITED)

                                      April 30,      April 30,
                                         1997           1996

Balance, beginning of period      $ ( 1,556,912) $ (   524,828)

Net income (loss) for the period    (   688,764)         7,263
                                  -------------  --------------
Balance, end of period            $ ( 2,245,676) $ (   517,565)
                                  ============== ==============

                   TREASURY INTERNATIONAL, INC.
           INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED APRIL 30, 1997
                            (UNAUDITED)

                                     April 30,      April 30,
                                       1997           1996

REVENUE                           $   1,849,916   $    283,591

COST OF GOODS SOLD                    1,512,780        164,199
                                  -------------   ------------
GROSS PROFIT                            337,136        119,392
                                  -------------   ------------
EXPENSES

    General and administrative          928,614        111,581
                                  -------------   ------------
INCOME (LOSS) FROM OPERATIONS
before undernoted items                (591,478)         7,811
                                  -------------   ------------
    Financial                            55,677           -
    Amortization                         41,609            548
                                  -------------   ------------
    Income before income taxes             -             7,263

    Income taxes                           -             1,380
                                  -------------   ------------
    Income before undernoted item          -             5,883

    Income tax reduction arising
    from loss carryforward                 -             1,380
                                  -------------   ------------
                                         97,286           -
                                  -------------   ------------
NET INCOME (LOSS)                 $    (688,764)  $      7,263
                                  ==============  ============

Loss per share                    $       (0.04)  $     0.0006
                                  ==============  ============

Weighted average number of common
shares outstanding                   15,345,899     12,223,690
                                  ==============  ============

                   TREASURY INTERNATIONAL, INC.
 INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       AS AT APRIL 30, 1997
                            (UNAUDITED)


                              COMMON          PAID-IN    CONTRIBUTED
                              STOCK           CAPITAL      SURPLUS

Balance - January 31, 1997   14,942,566     $   1,494   $ 1,543,861

Issued 555,000 common
shares for consulting and
public relations services       555,000            56      554,944

Issued 150,000 common
shares toward the purchase
price of Silver 925, Inc.       150,000            15      149,985
                             ----------     ----------  ----------

Balance - April 30, 1997     15,647,566     $   1,565   $2,248,790
                             ==========     =========   ==========

                   TREASURY INTERNATIONAL, INC.
           INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED APRIL 30, 1997
                            (UNAUDITED)

                                          April 30,      April 30,
                                             1997           1996
Cash flows from operating activities

    Net loss (income)                   $(  688,764)     $   7,263

    Adjustments to reconcile net
    loss to net cash used in
    operating activities:

    Increase in deferred income taxes        64,538           -
    Amortization                             41,609            548
    Increase in accounts receivable ( 1,674,664) ( 66,050) Decrease in income taxes
       receivable                             6,182
    -
    Increase in inventories             ( 2,175,208)    (   23,473)
    Decrease (increase) in sundry
       assets                               107,428     (      301)
    Increase (decrease) in accounts
       payable                            1,896,968     (    7,458)
    Increase in income taxes payable        267,712           -
                                        -----------     -----------
Net cash used in operating activities   ( 2,154,199)    (   89,471)
                                        -----------     -----------
Cash flows from financing activities

    Long-term debt                        1,815,082           -
    Proceeds on issue of
       common shares                        705,000           -
                                        -----------     -----------
Cash provided by financing activities     2,520,082           -
                                        -----------     -----------
Cash flows from investing activities

    Goodwill                            (1,581,311)
    Purchase of capital assets            (230,145)           -
                                        ----------      -----------

Cash used for investing activities     ( 1,811,456)           -
                                       -----------     -----------

Decrease in cash and short-term
    deposits (Bank indebtedness)       ( 1,445,573)    (   89,471)

Cash and short-term deposits
    (Bank indebtedness),
    beginning of period                (   394,407)       292,611
                                       -----------     ----------
Cash and short-term deposits
    (Bank indebtedness),
    end of period                     $( 1,839,980)   $   203,140
                                      =============   ===========

                   TREASURY INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       AS AT APRIL 30, 1997
                            (UNAUDITED)

      The financial information for the three month periods ended April 30, 1997 and 1996 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1997 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's January 31, 1997 Form 10-KSB as filed with the Securities and Exchange Commission.

1.    Nature of business

      Treasury International, Inc. is a holding company which, through its wholly-owned subsidiaries J.J.A.M.P Treasury International Corp. ("J.J.A.M.P."), Megatran Investments Ltd. ("Megatran"), Mega Blow Moulding Limited ("Mega Blow") and Silver 925, Inc. ("Silver"), manufactures and distributes a variety of consumer and industrial products. The Company was incorporated on August 18, 1995 in the State of Delaware.


2.    Summary of significant accounting policies

(a)   Basis of consolidation

      These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries J.J.A.M.P., Megatran, Mega Blow and Silver.

(b)   Inventories

      Raw materials are valued at the lower of cost (first-in, first-out method) and net realizable value. Finished goods are valued at the lower of cost and net realizable value with cost being determined by the retail method.

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

(e)   Loss per share

      Loss per share is calculated based on the weighted average number of the Company's common stock, $0.0001 par value (the "Common Stock") outstanding during the period of 15,345,899.

(f)   General

      These financial statements have been prepared in accordance with United States generally accepted accounting principles
      (GAAP), as they relate to these financial statements.


3.    Business combination

      On October 30, 1996, the Company acquired 100% of the issued and outstanding common shares of Megatran, parent company of Mega Blow. The purchase price of $2,863,182 consisted of
      $1,361,302 cash and debentures of $1,501,880. In February 1997, the Company acquired 100% of the issued and outstanding common shares of Silver. The purchase price of $2,000,000 is payable in five annual installments of $400,000, with each installment payable 90% in the Company's Common Stock and 10% in cash.

4.    Inventories
                                          April 30,     January 31,
    Inventories consist of:                  1997        1997

    Raw materials                       $   253,691       $ 151,241
    Packaging                                26,218          24,345
    Finished goods                        2,281,214         210,329
                                        -----------       ---------
                                         $2,561,123       $ 385,915
                                        ===========       =========


5.    Capital assets
                                           April 30,            January 31,
                                             1997                 1997
                          ------------------------------------- -----------
                          Accumulated                   Net       Net
                             Cost       Amortization Book Value  Book Value
                          -----------   ------------ ----------  ----------
Leasehold improvements   $  102,350     $   33,491   $  68,859   $  2,893
Machinery and equipment   2,451,793      1,805,059     646,734    668,585
Office equipment            441,707        245,465     196,242     51,821
                          -----------   ------------ ----------  ----------
                         $2,995,850     $2,084,015   $ 911,835   $723,299

6.    Bank indebtedness

      The bank indebtedness includes four operating demand loans in the amount of $1,727,028 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow and Silver.


7.    Long term debt

      The long-term debt consists of term loans, three debentures payable and the balance of the installment payments due on the purchase of Silver. The term loans are secured by a registered general security agreement having first lien over all assets excluding real property of Mega Blow. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. One of the three debentures in the amount of $500,000 is subject to 8% interest. The remaining two are interest-free debentures. The term loans, debentures and balance of the installment payments due on the purchase of Silver are payable as follows:

                                        Balance due on
                                          purchase of
            Term Loans   Debentures    Silver 925, Inc.       Total
            ----------   ----------    ----------------    ----------
1998        $ 147,185     $1,000,627        $ 250,000      $1,397,812

1999          154,158        250,627          400,000         804,785

2000          161,594        250,626          400,000         812,220

2001          169,527            -            400,000         569,527

2002          177,989            -            400,000         577,989

2003 and
following     105,022            -               -            105,022
             --------    -----------        ---------       ---------
              915,475      1,501,880        1,850,000       4,267,355

Less current portion

              147,185      1,000,627          250,000       1,397,812
             --------    -----------        ---------       ---------
           $  768,290     $  501,253       $1,600,000      $2,869,543
           ==========    ===========       ==========      ==========


8.    Income taxes

      As of April 30, 1997, the Company had a net operating loss carryover of approximately $ 1,944,000 expiring in various years through 2013.


9.    General and administrative expenses

      General and administrative expenses include fees paid by the Company for consulting and public relations services in the amount of $ 612,995.


ITEM 2. Management's Discussion and Analysis or Plan of Operation.

      The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section  21E of the  Securities  Exchange  Act of 1934,  as amended

(the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

      The Company is an international manufacturing, distribution and marketing company with subsidiaries producing over 3,000 consumer and industrial products primarily for North American markets. Once solely an international distributor of 225 consumer products, the Company's acquisition of Mega Blow more than doubled annual sales to over $2 million for the fiscal year ended January 31, 1997. With the acquisition of Silver, on a pro forma basis, the Company projects significantly higher revenues for the fiscal year ending January 31, 1998.

Comparison of the Three Months Ended April 30, 1997
---------------------------------------------------
to the Three Months Ended April 30, 1996.
-----------------------------------------

      During the three months ended April 30, 1997 the Company's net sales increased by 552% to $1,849,916 from $283,591 in the three months ended April 30, 1996. The Company acquired all the common shares of Silver in February 1997 and, accordingly, the increase in net sales reflects the inclusion of Silver for the two months ended April 30, 1997. The Company experienced a net loss of $688,764 for the three months ended April 30, 1997 compared to net income of $7,263 for the three months ended April 30, 1996. The net loss is attributable to increased general and administrative expenses which included $612,995 for consulting and public relations services related to the Company's acquisition of Silver. The cost of products sold by the Company was 82% of sales during the three months ended April 30, 1997, up from 58% of sales in the three months ended April 30, 1996. The increase is attributable to higher raw material prices and competitive customer pricing strategies. The Company believes that raw material prices will remain relatively steady for the
next  quarter  and  that,   based  upon  price  and  quality,   its
subsidiaries' products remain competitively priced. Operating, general and administrative expenses increased in the three months ended April 30, 1997 to $928,614 or 50% of sales, compared to $111,581 or 39% of sales, in the three months ended April 30, 1996. The increase is attributable to expenses related to the acquisitions of Silver in respect of consulting services and marketing and promotion activities.


Liquidity and Capital Resources.
--------------------------------

      The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's Interim Consolidated Financial Statements set forth in Part I hereto.

      Current assets totaled $5,085,257 at April 30, 1997 compared to $1,348,995 at January 31, 1997. The increase is attributable to the inclusion of the current assets of Silver. At April 30, 1997 and January 31, 1997, the Company had no cash and short-term deposits. Accounts receivable totaled $2,487,021 at April 30, 1997 compared to $812,357 at January 31, 1997, an increase principally reflecting the growth in the Company's business activities upon the acquisition of Silver.

      As of April 30, 1997, current liabilities totaled $6,421,400 compared to $2,561,147 at January 31, 1997. The increase is attributable to the inclusion of Silver's current liabilities and higher levels of trade payables reflecting business growth as well as current bank indebtedness incurred to finance the acquisition of Silver and accounts receivable.

      As of April 30, 1997, Mega Blow had outstanding $1,839,980 in current bank indebtedness compared with $394,407 at January
31, 1997, such increase reflecting borrowings to finance the acquisition undertaken by the Company. The Company's $1,839,980 in bank debt is secured by a first priority lien on the assets of Mega Blow and Silver in addition to the personal guarantee of the Company's president. The Company also has outstanding $1,501,880 principal amount of debentures due as follows: $1,000,627 in 1998; $250,627 in 1999; and $250,626 in 2000. All debentures are convertible into Common Stock of the Company at the option of the holder. In the event holders convert these debentures, the Company's obligation to repay the $1,501,880 of indebtedness would be eliminated; however, there can be no assurance that the holders of the debentures will so convert the debentures.

     In August 1995, the Company issued 2,750,000 shares of Common Stock to five private investors for an aggregate cash price of $275,000 pursuant to a private placement offering. From August through November 1995, the Company issued 1,449,878 shares of Common Stock for an aggregate price of $724,794 pursuant to a private placement offering. Each of the private placement offerings was made pursuant to an exemption from registration provided by Rule 504 of Regulation D promulgated under the Securities Act.

     In July, 1996, the Company issued 1,000,000 shares of Common Stock to two individuals for an aggregate cash price of $198,000. The sales were exempt from registration pursuant to Regulation S of the Securities Act promulgated by the Securities and Exchange Commission thereunder ("Regulation S").

     In October, 1996, the Company sold 0% Convertible Debentures in the Aggregate principal amount of $1,000,000 due October 29, 1997 and October 30, 1999, respectively. In the same month, the Company also sold an 8% Senior Subordinated Convertible Debenture in the principal amount of $500,000, due October 29, 1997. As of July 16, 1997, the holder of the 8% Debenture elected to convert the outstanding amount of such Debenture into shares of the Company's Common Stock. The sales of the Debentures were made pursuant to an exemption from registration provided by Regulation S.

      The Company has a foreign exchange rate risk related to international earnings and cash flows. Management anticipates that, in future, the Company may enter into forward foreign exchange contracts and purchase currency options tied to the economic value of receivables, payables and expected cash flows denominated in non-local foreign currencies should the need arise.

      The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay those debentures which mature in 1997 if they are not converted. If the funds available under the Company's financing agreements, together with its current cash and cash equivalents, are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financings.

                    PART II. OTHER INFORMATION

Item 2.  Changes in Securities.

      In three transactions on February 20, March 15 and April 17, 1997, the Company issued an aggregate of 555,000 shares of Common Stock to three individuals in consideration for consulting and public relations services provided to the Company. On February 25 and April 1, 1997, the Company issued an aggregate of 150,000 shares of Common Stock to three individuals in partial payment of the purchase price for the Company's acquisition of all of the capital stock of Silver. The preceding sales of Common Stock were made pursuant to an exemption from registration provided for privately-negotiated transactions under Section 4(2) of the Exchange Act.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

      (b) Reports on Form 8-K. During the three month period ended April 30, 1997, the Company filed the following report on Form 8-K:

           On March 17, 1997, the Company filed a report on Form 8-K reporting on Item 2 that it had acquired all of the outstanding stock of Silver 925, Inc.

                            SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TREASURY INTERNATIONAL, INC.


                                    /s/ James Hal
Dated: August 1, 1997          By___________________________
                                 James Hal, President



                                    /s/ Howard Halpern
Dated: August 1, 1997          By___________________________
                                 Howard Halpern, Principal
                                 Financial Officer