Form 10QSB
period 1997-07-31
TREASURY INTERNATIONAL INC
filed 1997-12-05
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1997

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
                  (State or Other Jurisdiction    (I.R.S. Employer
                of Incorporation or Organization) IdentificationNumber)

             1183 Finch Avenue West, North York, Ontario M3J 2G2
                  (Address of Principal Executive Offices)

  Issuer's Telephone Number, Including Area Code: (416) 663-5508

         7040 Tranmere Drive, Mississauga, Ontario L5S 1L9
       (Former Name, Former Address and Former Fiscal Year, if Changed Since
        Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,619,031 shares of Common Stock, par value $.0001 per share were outstanding as of October 31, 1997.

                                      INDEX

                                                             PAGE

PART I.  FINANCIAL INFORMATION.......................         3

   ITEM 1.  FINANCIAL STATEMENTS.....................         3

      Interim Consolidated Balance Sheet as of July           3
        31, 1997 and January 31, 1997................

      Interim Consolidated Statement of Deficit as            4
        of July 31, 1997 and July 31, 1996...........

      Interim Consolidated Statement of Operations            5
        as for the three months ended July 31, 1997
        and 1996 and for the six months ended July
        31, 1997 and 1996............................

      Interim Consolidated Statement of Changes in            6
        Stockholders' Equity as at July 31, 1997.....

      Interim Consolidated Statement of Cash Flows            7
        as of July 31, 1997 and July 31, 1996........

      Notes to Interim Consolidated Financial                 8
        Statements...................................

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR           12
            PLAN OF OPERATION........................

PART II.  OTHER INFORMATION..........................         16

   ITEM 1.  LEGAL PROCEEDINGS........................         16

   ITEM 2.  CHANGES IN SECURITIES....................         16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS.........................         16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........         16

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          TREASURY INTERNATIONAL, INC.
                      INTERIM CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  July 31, 1997
                                  (Unaudited)             January 31, 1997
CURRENT

      Accounts receivable          $689,020                 $812,357
      Inventories (Notes 2 and 4)   457,737                  385,915
      Sundry assets                  46,281                  144,541
      Income taxes receivable            -                     6,182
                                  1,193,038                1,348,995

GOODWILL                          1,835,918                1,835,918

CAPITAL ASSETS (Notes 2 and 5)      662,002                  723,299

ASSETS RELATED TO DISCONTINUED
    OPERATIONS (Note 10)          1,359,857                     -
                                  ---------                  ------

TOTAL ASSETS                     $5,050,815               $3,908,212
                                  =========                =========

                                   LIABILITIES
CURRENT

      Bank indebtedness (Note 6)    $406,284                $394,407
      Accounts payable and accrued
      liabilities                    978,952               1,018,928
      Current portion of long-term
      debt                         1,097,812               1,147,812
                                   ---------               ---------
                                   2,483,048               2,561,147

DEFERRED INCOME TAXES                 53,768                  54,161

LONG-TERM DEBT (Note 7)            1,228,063               1,304,461

LIABILITIES RELATED TO DISCONTINUED
OPERATIONS (Note 10)               3,337,595                  -

TOTAL LIABILITIES                 $7,102,474              $3,919,769
                                   =========               =========

                              STOCKHOLDERS' EQUITY
SHARE CAPITAL

  Authorized
   50,000,000 common shares,
   $.0001 par value
   Issued: 16,880,180 common shares        1,688              1,494

 Contributed Surplus at July 31, 1997  2,634,913          1,543,861

DEFICIT                               (4,688,260)        (1,556,912)

TOTAL STOCKHOLDERS' EQUITY            (2,051,659)          ( 11,557)

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $5,050,815         $3,908,212

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                                   (UNAUDITED)

                              For the Six Months Ended July 31
                                        1997      1996

      Balance, beginning of period $(1,556,912)   $(524,828)

      Net loss for the period       (3,131,348)     (45,432)
                                   ------------   ----------
      Balance, end of period       $(4,688,260)   $(570,260)

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                        For the Three MonthsFor the Six Months
                            Ended July 31      Ended July 31

                           1997     1996     1997      1996
                           ----     ----     ----      ----

REVENUE               $1,732,035  $277,735 $3,393,115  $277,735

COST OF GOODS SOLD     1,503,933   161,297  2,884,529   325,496
                       ---------   -------  ---------  --------

GROSS PROFIT             228,102   116,438    508,586   235,830

EXPENSES

 General and
 administrative (Note 9) 306,214   168,584  1,122,835   280,165
                        ---------  -------  ---------   -------

LOSS FROM OPERATIONS
 BEFORE UNDERNOTED
 ITEMS                   (78,112)  (52,146)  (614,249)  (44,335)

      Financial           31,333         -     64,784        -
      Amortization        36,935       549     74,413    1,097
                          ------   -------     ------   ------
                          68,268       549    139,197    1,097
                          ------   -------    -------   ------

NET LOSS FROM CONTINUED
    OPERATIONS           (146,380)( 52,695)  (753,446) (45,432)

NET LOSS FROM DISCONTINUED
    OPERATIONS (Note 10) (200,562)       -   (282,260)      -

NET LOSS ON DISPOSAL OF
    DISCONTINUED
    OPERATIONS         (2,095,642)       - (2,095,642)      -
                        ---------    ------  ---------  -------

NET LOSS               (2,442,584)(52,695) (3,131,348) (45,432)
                        =========  ======   =========   ======

Loss Per Share

 Continued operations     (0.009)   (.004)     (0.046)  (0.003)

 Discontinued operations  (0.139)     -        (0.144)     -
                           -----     ---       ------   -------
                          (0.148)   (.004)     (0.190)  (0.003)
                           =====    =====      ======   =======

Weighted Average Number
 of Common Shares
 Outstanding          16,466,771 13,973,660  16,466,77 115,144,000
                      ========== ==========  ========= ===========

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JULY 31, 1997
                                   (UNAUDITED)



                                        COMMON     PAID-IN   CONTRIBUTED
                                        SHARES     CAPITAL     SURPLUS

Balance - January 31, 1997           14,942,566  $   1,494   $1,543,861

Issued 555,000 common shares for
consulting and public relations
services                                555,000         56      554,944

Issued 150,000 common shares toward
the purchase price of Silver 925, Inc.  150,000         15      149,985
                                      ---------      -----   -----------

Balance - April 30, 1997             15,647,566      1,565    2,248,790

Issued 500,000 common shares for
consulting and public relations
services                                500,000         50      111,196

Issued 225,000 common shares toward
the purchase price of Silver 925, Inc.  225,000         22      224,978

Issued 507,614 common shares toward
the reduction of debentures payable     507,614         51       49,949

Balance - July 31, 1997              16,880,180     $1,688   $2,634,913
                                     ==========   ========    =========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 1997
                                   (UNAUDITED)


                                           July 31, 1997  July 31, 1996
                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                             $( 3,131,348)      $(45,432)

      Adjustments to reconcile net
      loss to net cash used in operating
      activities:

      Increase in deferred income taxes            (393)             -
      Amortization                               74,413          1,097
      Decrease (increase) in accounts
      receivable                                123,337      ( 172,811)
      Decrease in income taxes receivable         6,182              -
      Increase in inventories                   (71,822)     ( 106,767)
      Decrease (increase) in sundry assets       98,260      (     282)
      Decrease in accounts payable             ( 39,976)     (  12,277)
                                              ----------    -----------

NET CASH USED IN OPERATING ACTIVITIES       ( 2,941,347)     ( 336,472)
                                              ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Long-term debt                           (126,398)             -
      Proceeds on issue of common shares      1,091,246        235,500

CASH PROVIDED BY FINANCING ACTIVITIES           964,848        235,500

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of capital assets            (    13,116)             -
      Discontinued operations                 1,977,738              -
                                              ----------    -----------

CASH PROVIDED BY INVESTING ACTIVITIES         1,964,622              -
                                              ----------    -----------

DECREASE IN CASH AND SHORT-TERM DEPOSITS
     (BANK INDEBTEDNESS)                    (    11,877)  (    100,972)

CASH AND SHORT-TERM DEPOSITS (BANK
     INDEBTEDNESS), BEGINNING OF PERIOD     (   394,407)       292,611

CASH AND SHORT-TERM DEPOSITS (BANK
     INDEBTEDNESS), END OF PERIOD          $(   406,284)  $    191,639
                                              ==========    ===========

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The financial information for the three and six month periods ended July 31, 1997 and 1996 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (the "Company") without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results to be expected for a full year. This report should be read in conjunction with the consolidated financial statements included in the Company's January 31, 1997 Form 10-KSB as filed with the Securities and Exchange Commission.


1.    Nature of business

     The Company is a holding company which, through its wholly-owned subsidiaries, J.J.A.M.P. Treasury International Corp. ("J.J.A.M.P."), Megatran Investments Ltd. ("Megatran") and Mega Blow Moulding Limited ("Mega Blow"), distributes a variety of consumer and industrial products. The Company was incorporated on August 18, 1995 in the State of Delaware.

2.    Summary of significant accounting policies

      (a)  Basis of consolidation

           These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, J.J.A.M.P., Megatran and Mega Blow. The financial statements of Silver 925, Inc., which the Company owned from February 25, 1997 until September 19, 1997 are not consolidated with these financial statements.

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

      (e)  Loss per share

           Loss per share of the Company's Common Stock (the "Common Stock") is calculated based on the weighted average number of shares outstanding during the period of 16,466,771.

      (f)  General

           These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.


3.    Business combination

      On October 30, 1996, the Company acquired 100% of the issued and outstanding common shares of Megatran, parent company of Mega Blow. The purchase price of $2,863,182 consisted of $1,361,302 cash and $1,501,880 debentures.


4.    Inventories

                Inventories        July 31, 1997   January 31, 1997
                consist of:

                Raw materials      $   195,970      $   151,241
                Packaging               18,229           24,345
                Finished goods         243,538          210,329
                                   -----------      -----------

                                   $   457,737      $   385,915
                                    ==========       ==========

5.    Capital assets
                                  July 31,                  January
                                    1997                   31, 1997
                     -----------------------------------  ------------
                                 Accumulated    Net           Net
                        Cost     Amortization book value    book value

Leasehold            $    4,191      $1,528      $ 2,663       $ 2,893
improvements
Machinery and         2,452,648   1,839,585      613,063       668,585
equipment
Office equipment        102,514      56,238       46,276        51,821
                     ----------  -----------  ----------- -------------

                     $ 2,559,353 $ 1,897,351    $662,002   $   723,299
                      ==========  ==========  ==========    ==========


6.    Bank indebtedness

      The bank indebtedness consists of three operating demand loans in the amount of $406,284 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow.


7.    Long term debt

      The long-term debt consists of term loans and three debentures payable. The term loans are secured by a registered general security agreement having first charge over all assets excluding real property of Mega Blow. The term loans bear interest at per annum rates varying from 6.47% to bank prime plus 1.75%. One of the three debentures in the amount of $500,000 bears interest at a rate of 8% per annum. The remaining two are interest-free debentures. The term loans and debentures are payable as follows:

                          Term Loans      Debentures      Total

        1998             $   147,185     $ 950,627   $ 1,097,812
        1999                 154,158       250,627       404,785
        2000                 161,594       250,626       412,220
        2001                 169,527             -       169,527
        2002                 177,989             -       177,989
        2003 and              63,542             -        63,542
        following        ------------- ------------  -----------

                             873,995     1,451,880     2,325,875
       Less current          147,185       950,627     1,097,812
       portion           ------------  ------------  ------------

                        $    726,810  $    501,253  $   1,228,063
                          ===========   ===========   ============


8.    Income taxes

      As of July 31, 1997, the Company had a net operating loss carryover of approximately $2,059,000 expiring in various years through 2013.

9.    General and administrative expenses

      General and administrative expenses include fees paid by the Company for consulting and public relations services in the amount of $711,742.


10.   Subsequent transaction and discontinued operations

      On February 26, 1997, the Company acquired all of the outstanding capital stock of Silver 925, Inc. ("Silver"). On September 19, 1997, the Company entered into an agreement with the former shareholders of Silver 925 pursuant to which the Company transferred all of the shares of Silver's capital stock back to the former shareholders. Accordingly, the results of Silver are not consolidated in these financial statements and have been reported as discontinued operations in these financial statements. The Company has reported an estimated net loss of $2,095,642 on the disposal of Silver. The net assets of this discontinued operation have been stated at their net carrying value less the anticipated loss on disposal. The revenues from the discontinued operations of Silver during the six months ended July 31, 1997 amount to $293,794.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The information contained in this Quarterly Report on Form 10-QSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

     Treasury International, Inc. (the "Company") is an international manufacturing, distribution and marketing organization with subsidiaries producing over 500 consumer and industrial products primarily for North American markets.

      On February 26, 1997, the Company acquired all of the outstanding capital stock of Silver 925, Inc. ("Silver"). On September 19, 1997, the Company entered into an agreement with the former shareholders of Silver 925 pursuant to which the Company transferred all of the shares of Silver's capital stock back to the former shareholders. Accordingly, the results of Silver are not consolidated in these financial statements and have been reported as discontinued operations in these financial statements.

Comparison of the Three Months Ended July 31, 1997 to the Three Months Ended July 31, 1996

     During the three months ended July 31, 1997 the Company's net sales increased by 524% to $1,732,035 from $277,735 for the three months ended July 31, 1996. This increase in sales reflects the inclusion of Mega Blow Moulding Ltd. ("Mega Blow") which was acquired in late 1996. The Company experienced a net loss of $2,442,584 for the three months ended July 31, 1997 compared to a net loss of $52,695 for the three months ended July 31, 1996. The increased loss primarily reflects the loss of $2,296,204 the discontinued operations of, and the costs of disposal of the discontinued operations of, Silver. The cost of products sold by the Company during the three months ended July 31, 1997 was $1,503,933, or 87% of sales, up from $161,297, or 58% of sales, for the three months ended July 31, 1997. The increased costs were attributable to higher raw material prices and competitive customer pricing strategies. Sales, general and administrative expenses increased in the three months ended July 31, 1997 to $306,214, or 18% of sales, compared to $168,584, or 61% of sales, for the three months ended July 31, 1996. The increase was attributable to expenses related to the acquisitions of both Mega Blow and Silver in respect of various consulting services and marketing and promotion activities. The decrease in sales, general and administrative expenses as a percentage of sales reflects the fact that Silver's sales are included in the three months ended July 31, 1997. The Company anticipates that sales, general and administrative expenses will decrease in the next quarter as the Company will incur fewer expenses in connection with the Silver divestiture.

Comparison of the Six Months Ended July 31, 1997 to the Six Months Ended July 31, 1996

      During the six months ended July 31, 1997, the Company's sales increased by 504% to $3,393,115 from $561,326 for the six months ended July 31, 1996. The increase in sales was primarily attributable to the acquisition of Mega Blow. The Company experienced a net loss of $3,131,348 for the six months ended July 31, 1997 compared to a net loss of $45,432 in the six months ended July 31, 1996. The increased net loss principally reflects the estimated net loss from discontinued operations relating to the disposition of the Silver of $2,095,642. The cost of products sold by the Company was 85% of sales during the six months ended July 31, 1997, up from 58% of sales in the three months ended July 31, 1996. The increase in the cost of products sold is attributable to both higher raw material prices and labor costs. Sales, general and administrative expenses increased during the six months ended July 31, 1997 to $1,122,835, or 33% of sales, compared to $280,165, or 101% of sales in the six months ended July 31, 1996.


Liquidity and Capital Resources

      The primary sources of liquidity for the Company are funds generated by operations and borrowing under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's Interim Consolidated Financial Statements set forth in Part I hereto.

      The Company's current ratio has declined to 0.48 as of July 31, 1997 compared to 0.52 as of January 31, 1997. Among other things, the decrease in the current ratio reflects a decrease in current assets. Current assets totaled $1,193,038 at July 31, 1997 compared to $1,348,995 at January 31, 1997. The decrease in prepaid expenses was offset to some extent by increased inventories and increased accounts receivables during the prior six months. At July 31, 1997, the Company had no cash or short-term deposits, and current net bank indebtedness of $406,284. Accounts receivable totaled $689,020 at July 31, 1997 compared to $812,357 at January 31, 1997.

      As of July 31, 1997, current liabilities totaled $2,483,048 compared to $2,561,147 at January 31, 1997. At July 31, 1997, the Company also had term loans and debentures specifically incurred to finance the Company's acquisition of Mega Blow.

      The Company's bank indebtedness of $406,284 is secured by a first priority lien on the assets of Mega Blow. The Company also had outstanding $1,451,880 principal amount of debentures due as follows: $950,627 in 1998; $250,627 in 1999; and $250,626 in 2000. All debentures are convertible into shares of the Company's Common Stock the option of the holders. In the event holders convert those debentures, the Company's obligation to repay the $1,451,880 of indebtedness would be eliminated; however, there can be no assurance that the holders of the debentures will so convert the debentures.

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

      In July, 1996, the Company issued 1,000,000 shares of Common Stock to two individuals for an aggregate cash price of $198,000. The sales were exempt from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission thereunder ("Regulation S").

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

      The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay those debentures which mature in 1997 if they are not converted into shares of the Company's Common Stock. If the funds available under the Company's financing agreements, together with its current cash and each equivalents, are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities.


      On May 13, 1997, the Company issued 500,000 shares of Common Stock to OTC Communications in consideration for consulting and public relations services provided to the Company. On each of May 1, 1997, June 2, 1997 and July 1, 1997, the Company issued 75,000 shares of Common Stock to the former shareholders of Silver in partial consideration for the Silver shares. The shares were issued pursuant to Section 4(2) under the Securities Act. On July 22, 1997, the Company issued 507,614 shares of Common Stock upon the conversion of $30,000 aggregate principal amount of the Company's 8% Convertible Subordinated Debentures. The shares were issued pursuant to Regulation S under the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders.

      On July 30, 1997, by written consent, the holders of a majority-in-interest of the Company's Common Stock authorized an amendment to the Company's Certificate of Incorporation pursuant to which the number of authorized shares of the Company's Common Stock was increased from 30,000,000 to 50,000,000 shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27   Financial Data Schedule

      (b)  Reports on Form 8-K.  None.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TREASURY INTERNATIONAL, INC.



Dated: December 3, 1997             By: /s/ James Hal
                                        James Hal
                                        President




Dated: December 3, 1997             By: /s/ Howard Halpern
                                        Howard Halpern
                                        Principal Financial Officer