Form 10QSB
period 1997-10-31
TREASURY INTERNATIONAL INC
filed 1998-02-25
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1997

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

Yes     X            No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,619,031 shares of Common Stock, par value $.0001 per share were outstanding as of January 30, 1998.

                                      INDEX

                                                            PAGE

PART I.  FINANCIAL INFORMATION.......................         3

   ITEM 1.  FINANCIAL STATEMENTS.....................         3

      Interim Consolidated Balance Sheet as of
        October 31, 1997 and January 31, 1997........         3

      Interim Consolidated Statement of Deficit as
        of October 31, 1997 and October 31, 1996.....         4

      Interim Consolidated Statement of Operations
        as for the three months ended October 31,
        1997 and 1996 and for the nine months ended
        October 31, 1997 and 1996....................         5

      Interim Consolidated  Statement of Changes in
        Stockholders' Equity as at October 31, 1997..         7

      Interim Consolidated  Statement of Cash Flows
        as of October 31, 1997 and October 31, 1996..         8

      Notes to Interim Consolidated Financial
        Statements...................................         9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION........................         14

PART II.  OTHER INFORMATION..........................         14

   ITEM 2.  CHANGES IN SECURITIES....................         14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........         14

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                          October 31     January 31
CURRENT                                     1997            1997
                                          (Unaudited)
                                          --------       ---------

      Accounts receivable                 $ 717,072      $ 812,357
      Inventories (Notes 2 and 4)           456,126        385,915
      Sundry assets                          32,381        144,541
                                               -             6,182
                                           ---------     ---------
                                          1,205,579      1,348,995

GOODWILL                                  1,835,918      1,835,918

CAPITAL ASSETS (Notes 2 and 5)              646,626        723,299

                                        $ 3,688,123     $3,908,212
                                        ===========     ==========

                                 LIABILITIES
CURRENT
      Bank indebtedness (Note 6)        $   587,453     $  394,407
      Accounts payable and accrued
          liabilities                     1,091,671      1,018,928
      Current portion of long-term debt   1,063,911      1,147,812
                                          ---------      ---------
                                          2,743,035      2,561,147

DEFERRED INCOME TAXES                        53,000         54,161
LONG-TERM DEBT (Note 7)                   1,185,220      1,304,461
                                          3,981,255      3,919,769
                                          ---------      ---------

                              SHAREHOLDERS' EQUITY
SHARE CAPITAL
      Authorized
           50,000,000 Common shares at $.0001
      Issued
           18,780,180 Common shares          1,878          1,494

CONTRIBUTED SURPLUS                      2,677,723      1,543,861
DEFICIT                                 (2,972,733)    (1,556,912)
                                        -----------     ----------
                                        (  293,132)      ( 11,557)
                                        -----------     ----------
                                       $  3,688,123   $ 3,908,212
                                       ============   ============

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                       NINE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)


                                        October 31       October 31
                                           1997             1996
                                        ----------       ----------

Balance, beginning of period        $ ( 1,556,912)      $( 524,828)

Net loss for the period               ( 1,415,821)       ( 617,349)
                                    -------------       -----------

Balance, end of period              $ ( 2,972,733)    $( 1,142,177)
                                    ==============    =============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                THREE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)



                                       October 31        October 31
                                         1997               1996
                                       ----------        ----------

REVENUE                             $   1,357,829        $  128,364

COST OF GOODS SOLD                      1,310,930           287,229
                                    -------------        ----------

GROSS PROFIT (LOSS)                        46,899          (158,865)

EXPENSES

   General and administrative
     (Note 9)                             235,863           446,493

LOSS FROM OPERATIONS  BEFORE
      UNDERNOTED ITEMS                 (  188,964)       (  605,358)
                                       -----------       -----------

      Financial                            37,617              -
      Amortization                         35,630               549
      Other income                            -             (33,990)
                                       ----------        -----------
                                           73,247           (33,441)

      LOSS FROM CONTINUED OPERATIONS  (   262,211)       (  571,917)

      NET GAIN ON DISPOSAL OF
      DISCONTINUED OPERATIONS
      (NOTE 10)                         1,977,738              -
                                       ----------        ----------

      NET INCOME (LOSS)             $   1,715,527      $ (  571,917)
                                    =============      =============

      INCOME PER SHARE                 $    0.104      $ (     0.04)
                                      ===========      =============

      Weighted Average Number of
      Common Shares Outstanding        16,525,394         13,973,690
                                     ============         ==========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)

                                          October 31     October 31
                                              1997          1996
                                          ----------     ----------

REVENUE                                   $ 4,750,944    $ 689,690
COST OF GOODS SOLD                          4,195,459      612,725
                                            ---------    ---------

GROSS PROFIT
                                              555,485       76,965
EXPENSES

   General and administrative (Note 9)      1,358,698      726,658
                                            ---------    ---------

LOSS FROM OPERATIONS BEFORE
      UNDERNOTED ITEMS                      ( 803,213)   ( 649,693)
                                            ----------    ---------

      Financial                               102,401        -
      Amortization                            110,043        1,646
      Other income                                -      (  33,990)
                                            ----------    ---------
                                              212,444    (  32,344)
                                            ----------    ---------

NET LOSS FROM CONTINUED
      OPERATIONS                           (1,015,657)   ( 617,349)

NET LOSS FROM DISCONTINUED
      OPERATIONS                           (  282,260)        -

NET LOSS ON DISPOSAL OF DISCONTINUED
      OPERATIONS                           (  117,904)        -
                                            ----------    ---------

NET LOSS                                  $(1,415,821)  $ ( 617,349)
                                          ============  ============

LOSS PER SHARE
      Continued operations                 (    0.061)
      Discontinued operations              (    0.024)
                                          -----------
                                         $ (    0.085)  $ (    0.04)
                                            =========     ==========

Weighted Average Number of Common
Shares Outstanding                         16,525,394    13,973,690
                                           ==========    ==========

                          TREASURY INTERNATIONAL, INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)

                                 COMMON        PAID-IN              CONTRIBUTED
                                 SHARES        CAPITAL                SURPLUS
                                 ------        -------              -----------

Balance-January 31, 1997       14,942,566      $1,494              $ 1,543,861

Issued 555,000 common shares
for consulting and public
relations services                555,000          56                  554,944

Issued 150,000 common shares
toward the purchase price
of Silver 925, Inc.               150,000          15                  149,985
                                 --------     ---------             ----------

Balance-April 30, 1997         15,647,566       1,565                2,248,790

Issued 500,000 common shares
for consulting and pubic
relations services                500,000          50                  111,196

Issued 225,000 common
shares toward the purchase
price of Silver 925, Inc.         225,000          22                  224,978

Issued 507,614 common
shares toward reduction
of debentures payable             507,614          51                   49,949
                                  -------       -----                 --------

Balance-July 31, 1997          16,880,180       1,688                2,634,913

Issued 1,150,000 common
shares for consulting and
public relations services       1,150,000         115                   13,585

Issued 750,000 common
shares toward reduction
of debentures payable             750,000          75                   29,225

                               18,780,180       1,878              $ 2,677,723
                               ==========       =====              ===========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 1997
                                   (UNAUDITED)

                                           October 31       October 31
                                              1997            1996
                                           ----------       ----------

Cash flows from operating activities

      Net loss                           $( 3,393,559)    $(  617,349)

      Adjustments to reconcile net
      loss to net cash used in
      operating activities

      Increase (decrease)in deferred
      income taxes                        (     1,161)         57,744
      Amortization                            110,043           1,646
      Decrease (increase)in accounts
      receivable                               95,285      (  882,739)
      Decrease in income taxes receivable       6,182             -
      Increase in inventories               (  70,211)     (  466,288)
      Decrease (increase) in sundry
      assets                                  112,160      (   29,516)
Increase (decrease) in accounts payable        72,743       1,017,415
                                             --------       ---------

Net cash used in operating activities     ( 3,068,518)     (  919,087)
                                           ----------       ---------

Cash flows from financing activities

      Long-term debt                      (   203,142)        750,000
      Proceeds on issue of common shares    1,134,246         235,500
                                           ----------       ---------

Cash provided by financing activities         931,104         985,500
                                           ----------       ---------

Cash flows from investing activities

      Purchase of capital assets         (    33,370)     (   779,898)
      Discontinued operations              1,977,738              -
      Long term debt                           -              751,880
      Goodwill                                 -          ( 1,835,918)
                                          -----------     ------------

Cash provided by investing activities      1,944,368       (1,863,936)
                                          -----------     ------------

Decrease in cash and short-term deposits
 (bank indebtedness)                     (   193,046)     ( 1,797,523)

Cash and short-term deposits
 (bank indebtedness),
      beginning of period                  ( 394,407)     (   292,611)
                                            ---------      ----------

Bank indebtedness, end of period          $( 587,453)     $(1,504,912)
                                          ===========     ===========

                TREASURY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS AT OCTOBER 31, 1997
                         (UNAUDITED)

1.    Nature of business

     Treasury International, Inc. is a holding company which, through its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited, distributes a variety of consumer and industrial products. The company was incorporated on August 18, 1995 in the State of Delaware.

2.    Summary of significant accounting policies

      (a)  Basis of consolidation

     These consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited.

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

      (e)  Loss per share

      Loss per share is calculated based on the weighted average number of shares outstanding during the period of 16,525,394.

      (f)  General

      These financial statements have been prepared in accordance with .S. generally accepted accounting principles (GAAP), as they elate to these financial statements.

3.    Business combination

      On October 30, 1996, the company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow Moulding Limited.

4.    Inventories
                                    October 31         January 31
      Inventories consist of:          1997               1997
                                    ---------           --------

      Raw materials                 $175,899           $ 151,241
      Packaging                       19,331              24,345
      Finished goods                 260,896             210,329
                                    --------             -------
                                    $456,126            $385,915
                                    ========            ========

5.    Capital assets
                                    October 31         January 31
                                       1997               1997
                           ------------------------------------------
                                   Accumulated   Net            Net
                           Cost    Amortization book value book value
                           ----    ------------ ---------- ----------
Leasehold improvements  $    4,191  $    1,631   $ 2,560     $ 2,893
Machinery and equipment  2,473,153   1,873,545   599,608     668,585
Office equipment           103,314      58,856    44,458      51,821
                        $2,580,658  $1,934,032  $646,626   $ 723,299
                        ==========  ==========  ========   =========

6.    Bank indebtedness

      The bank indebtedness consists of two operating demand loans in the amount of $542,887 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow Moulding Limited.

7.    Long term debt

      The long-term debt consists of two term loans and three debentures payable. The term loans are secured by a registered general security agreement having first charge over all assets excluding real property of Mega Blow Moulding Limited. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. One of the three debentures in the amount of $500,000 is subject to 8% interest. The remaining two are interest-free debentures.

      The term loans and debentures are payable as follows:

                      Term loans             Debentures         Total
                      ----------             ----------         -----
      1998             $ 143,284            $   920,627    $ 1,063,911
      1999               154,284                250,627        404,911
      2000               168,084                250,626        418,710
      2001               184,084                   -           184,084
      2002               177,515                   -           177,515
                         -------              ---------     ----------
                         827,251              1,421,880      2,249,131

Less current             143,284                920,627      1,063,911
portion                ---------              ---------     ----------

                     $   683,967            $   501,253    $ 1,185,220
                       =========              =========    ===========



8.    Income taxes

      As of October 31, 1997 the company had a net operating loss carryover of approximately $2,143,000 expiring in various years through 2013.

9.    General and administrative expenses

      General and administrative expenses for the nine months ended October 31, 1997 include fees paid by the company for consulting and public relations in the amount of $ 742,433.

10.   Discontinued Operations

      On July 31, 1997, the Company disposed of its subsidiary, Silver 925, Inc. The results of Silver 925, Inc. have been reported as discontinued operations in these financial statements. The company had previously reported an estimated net loss of $2,095,642 on the disposal of Silver 925, Inc. for it's quarter ended July 31, 1997. The net assets of this discontinued operation here previously stated at their net carrying value less the anticipated loss on disposal.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

      The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended (the "Securities Act"), and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

      The Company is an international manufacturing, distribution and marketing organization with subsidiaries producing over 500 consumer and industrial products primarily for North American markets.

      (1)  INTERIM PERIODS:

           Results of Operations
           For the nine months ended October 31, 1997.

      During the nine months ended October 31, 1997 the Company's sales increased by 589% to $4,750,944 from $689,690 in the nine months ended October 31, 1996 due to the acquisition of Mega Blow Moulding ("Mega Blow"). The Company experienced a net loss of $1,415,821 in the nine months ended October 31, 1997 compared to a net loss of $617,349 in the nine months ended October 31, 1996 due to greater expenses associated with the activities of Mega Blow and Silver 925, Inc. ("Silver"). The cost of products sold by the Company was 88% of sales during the nine months ended October 31, 1997, down from 89% of sales in the nine months ended October 31, 1996. The decrease in the cost of products sold is attributable to better purchasing practices. General and administrative expenses increased in the nine months ended October 31, 1997 to $1,358,698 or 28% of sales, compared to $726,658 or 105% of sales in the nine months ended October 31, 1996 due to greater carrying costs associated with the operations of Mega Blow and Silver.

           Results of Operations
           For the three months ended October 31, 1997.

      During the three months ended October 31, 1997 the Company's net sales increased by 958% to $1,357,829 from $128,364 in the three months ended October 31, 1996 due to the acquisition of Mega Blow. The Company experienced a net income of $1,715,527 in the three months ended October 31, 1997 compared to a net loss of $571,917 in the three months ended October 31, 1996 as a result of a net gain on the disposition of discontinued operations. The cost of products sold by the Company was 96% of sales during the three months ended October 31, 1997, down from 224% of sales in the three months ended October 31,1996. The decrease is attributable to better purchasing practices. General and administrative expenses decreased in the three months ended October 31,1997 to $235,863 or 17% of sales, compared to $446,493 or 348% of sales, in the three months ended October 31, 1996. The decrease is attributable to careful budgeting and forecasting activities.

      Liquidity and Capital Resources.

      The primary sources of liquidity for the Company are funds generated by the operations and borrowing under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's interim Consolidated Financial Statements set forth in part I hereto.

      Current assets totaled $1,205,579 at October 31, 1997 compared to $1,348,995 at January 31, 1997. The decrease is attributable to the recently discontinued operations of Silver 925 whose assets were reclassified as assets relating to discontinued operations. At October 31, 1997, the Company had nil cash and short-term deposits, and current net bank indebtedness of $587,453. Accounts receivable totaled $717,072 at October 31, 1997 compared to $812,357 at January 31, 1997 and is primarily related to the recently discontinued operations of Silver 925, Inc.

      As of October 31, 1997, current liabilities totaled $2,743,035 compared to $2,561,147 at January 31, 1997. The decrease is attributable to the recently discontinued Silver 925 operations. At October 31, 1997, the Company also had term loans and debentures specifically incurred to finance the Company's acquisition of Mega Blow.

      The Company's bank indebtedness of $587,453 is secured by a first priority lien on the assets of Mega Blow. The Company also has outstanding $1,451,880 principal amount of debentures due as follows: $920,627 in 1998; $250,627 in 1999; and $250,626 in 2000. All debentures are convertible into common shares of the Company at the option of the holders. In the event holders convert these debentures as to which no assurance can be given, the Company's obligation to repay the $1,451,880 of indebtedness would be eliminated.

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

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities.


      During the period from August 1, 1997 through October 31, 1997, the Company issued 750,000 shares of its Common Stock upon the conversion of the Company's 8% Convertible Subordinated Debentures, which shares were not registered under the Act. The shares were issued in transactions exempt from registration under S promulgated under the Act.


      In addition, on October 7, 1997, the Company issued 1,150,000 shares of Common Stock to 2 persons for consulting and public relations services, which shares were not registered under the Act. The shares were issued pursuant to
Section 4(2) under the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27   Financial Data Schedule

      (b) Reports on Form 8-K. On October 30, 1997, the Company filed a report on Form 8-K reporting on Item 2 that it had entered into an Agreement pursuant to which the Company sold all of the outstanding shares of Silver to former owners of Silvers' stock.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TREASURY INTERNATIONAL, INC.



Dated:  February 24, 1998           By: /s/ James Hal
                                    James Hal
                                    President




Dated:  February 24, 1998           By: /s/ Howard Halpern
                                    Howard Halpern
                                    Principal Financial Officer