Form 10KSB
period 1998-01-31
TREASURY INTERNATIONAL INC
filed 1998-07-20
CIK 1003007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB


(Mark One)
         X        Annual  report under  Section 13 or 15(d) of the  Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1998
                                      OR
      ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________.


                       Commission File Number: 0-28514

                         TREASURY INTERNATIONAL, INC.
                (Name of Small Business Issuer in Its Charter)

               Delaware                               98-0160284
    (State or Other Jurisdiction of       (IRS Employer Identification No.)
    Incorporation or Organization)

  1183 Finch Avenue West - Suite 508
       Toronto, Ontario M3J 2G2                        M3J 2G2
    (Address of Principal Executive                   (Zip Code)
               Offices)

      Registrant's telephone number, including area code: (416) 663-0668

       Securities Registered Pursuant to Section 12(b) of the Act: None

       Securities Registered Pursuant to Section 12(g) of the Act: None


         Title of Each Class:                Name of Each Exchange on which
                                                       Registered:
  Common Stock, par value $0.0001 per                     None
                 share



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No  __

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB [   ].

      The Company generated $6,128,827 of gross revenues for the fiscal year ending January 31, 1998.

      As of June 26, 1998, 40,536,927 shares of the registrant' common stock were outstanding.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 22, 1998 was $3,435,168.

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

      As of January 31, 1998, the Company manufactures and markets customized plastic containers through its indirect wholly-owned subsidiary, Mega Blow Moulding Limited ("Mega Blow"). As used in this report, unless otherwise indicated, references to the Company shall include Mega Blow and Megatran Investments Ltd., a wholly-owned subsidiary of the Company ("Megatran"), which holds all of the capital stock of Mega Blow. Through these subsidiaries, the Company manufactures, distributes and exports a combined total of more than 1,000 products. The Company has the capacity to provide private labeling services for unique product specifications; tailored packaging services for all product lines; complete warehousing facilities; marketing services via a network of marketing and sales representatives; and specialized multi-lingual sales associates. By utilizing its customized computer information and production systems, the Company strives at all times to ensure access to the broadest range of quality products.

History

      The Company was incorporated in the State of Delaware on August 18, 1995. Following its formation, the Company acquired all of the issued and outstanding shares of J.J.A.M.P. Treasury International Corp. ("JJAMP"), a Canadian corporation based in metropolitan Toronto, Ontario, Canada. JJAMP was organized on September 29, 1993 and until August 17, 1995, conducted its business under the name "Treasury International." The acquisition of JJAMP was accomplished through the issuance of 8,023,812 shares of the Company' Common Stock to JJAMP's stockholders. JJAMP was dissolved on August 26, 1997 as part of the Company's efforts to simplify its corporate structure. The operations of JJAMP are now conducted through the Company.

      On October 30, 1996, the Company acquired all of the issued and outstanding common shares of Megatran, a Canadian company based in metropolitan Toronto, Ontario. The purchase price for the Megatran shares was $2,863,182, of which $2,111,302 was paid in cash and the balance was paid by delivery of debentures in the original principal amount of $751,880, which debentures are convertible into shares of the Company's Common Stock.

      On February 25, 1997 the Company acquired all of the outstanding capital stock of Silver, a Florida corporation based in Miami. On September 19, 1997, Treasury International, Inc. (the "Company") entered into an Agreement (the "Agreement") with James Hal, Silver 925, Inc. ("Silver") and each of Moche Bendayan, Salomon Bendayan and Edward Kozial (the "Purchasers"), pursuant to which the Company resold to the Purchasers all of the outstanding shares of Silver's common stock (the "Silver Shares"). In consideration for the repurchase of the Silver Shares and in settlement of all obligations of the Company and James Hal under the terms of that certain Agreement dated as of June 18, 1996, as amended as of February 25, 1997, the Company issued to the Purchasers an aggregate of 752,500 shares of the Company's common stock.

      The Company's principal executive offices are now located at 1183 Finch Avenue West, Toronto, Ontario, Canada M3J 2G2, and its telephone number is
(416) 663-0668.


Corporate Summary and Growth Strategies

      The  Company  is  aggressively   pursuing  potential   acquisitions  and
strategic alliances which management believes would significantly increase revenues, profits and value for its stockholders in accordance with its business objectives. The Company's "Leveraged Build-Out" strategy consists of growth through internal expansion of sales and profits in existing operations through an aggressive acquisitions program. Businesses targeted for acquisition must meet or exceed management' stringent revenue and profit objectives. Management must also believe that the targeted corporations have outstanding North American and International prospects for rapid growth in both top line revenues and bottom line profits. Management is committed to expanding its global presence by entering the emerging markets within Latin America, Eastern Europe and Africa. In furtherance of this plan, the Company anticipates utilizing existing marketing channels of the acquired companies. Management' objective is to obtain additional distribution capacity, gain market share for its existing product lines and diversify the products and services the Company can offer to its expanding client base.

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

      Management still believes that one of Treasury's major long term opportunities is in Latin America. Latin America has a population of over 450 million, and has countries with large urban populations, well in excess of those in Canada and Europe, and developing economies. With the recent widespread move towards democratization of the region and development of market oriented economies, experts predict positive future prospects in the region. In fact, the value of contemporary foreign direct investment (debt and equity investment) in some Latin American countries is almost twelve times the size of levels before the South American debt crisis in the 1980's. The debt crisis created a situation where consumers had little access to imported products or services and little ability to purchase even if such products had been available. With the easing of this crisis, these markets are in need of goods and services. Similar situations are developing in Eastern Europe and Africa which also present potential opportunities for the Company. It is one of Treasury's major objectives to expand its global presence by meeting the needs in these "emerging markets" whose rapid growth is fueling demand for industrial and consumer products.

Customized Commercial Plastic Containers (Mega Blow Moulding Limited)

      Overview.  Since its  formation  in 1984,  Mega Blow has  operated  as a specialized custom molder of plastic bottles and containers for use in the pharmaceutical, health and beauty, household cleaner and food product industries. During fiscal 1998, Mega Blow's revenues were approximately $6.2 million. More than one-half of Mega Blow's revenues are generated in the United States. Mega Blow also has a strong market presence in Ontario, Canada, which is the main manufacturing center in Canada. Plastic is a disposable material which is in high demand in today's environmentally friendly and industrializing world. Management believes that demand will continue to grow significantly well into the next century. With an estimated market in North America of over $15 billion for plastic products, management believes that Mega Blow is well positioned for growth.

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

      Facilities/Equipment. Mega Blow operates from a leased, 46,000 square foot manufacturing facility in metropolitan Toronto, Canada. Mega Blow operates nine Bekum blowing machines. The Bekum machine is considered by industry experts to be the best currently available and gives Mega Blow a state-of-the-art manufacturing capacity. The Bekum machine can be operated almost indefinitely when properly maintained and updated. All machines are computerized and controlled by special tracking devices which monitor all aspects of machine productivity. Further, Mega Blow's computerized systems give the manufacturing process numerous diagnostic features which maximize productivity and quality control. All manufacturing machines are constantly serviced and maintained to the highest degree possible by a specially trained maintenance staff, as well as by 24 hour on-call maintenance professionals. Mega Blow seeks to maximize productivity and utilization of fixed overhead costs by operating the plant 24 hours a day with four shifts.

      Personnel. Mega Blow employs more than one hundred regular employees, including production, management, foremen and office staff. Mega Blow's management is experienced in every facet of operations, including machine operation, machine repairs and maintenance, completing setups, mold maintenance, purchasing, distribution and marketing. A majority of Mega Blow's staff has been with the Company since its inception and been promoted over time.

      Materials. Mega Blow's major raw material usage consists of the following resins: Pet G, H.D.P.E. (High Density Polyethylene) and L.D.P.E. (Low Density Polyethylene). Management is not aware of any environmental concerns in respect of Mega Blow, its manufacturing facilities or its products. Mega Blow presently uses the following six major suppliers of the above resins: Synergistics, Bamberger, Eastman, Petromount, Nova Chemicals and Occidental. Mega Blow has been dealing with each of its major suppliers for over ten years. In the event that its existing sources of supply become insufficient to meet its needs, management believes that alternative supplies would be available at competitive prices from one of its other major suppliers or from outside alternative suppliers not currently engaged by Mega Blow.

      Growth Strategy. Treasury intends to increase Mega Blow's sales, market share and profitability by employing three strategic initiatives:

   o  A strategic acquisition program in this very fragmented market;
   o  Streamlining existing manufacturing operations; and
   o  Making  high  return  capital   expenditures  to  increase  Mega  Blow's
       production output and efficiency.

Government Approvals and Licenses

      The Company has sought legal and technical expertise to ensure that it and its suppliers, distributors and independent associates have all the necessary government approvals, licenses, permits and certificates.


Currency, Foreign Exchange and Banking

      As most of the Company's operations have been based primarily in North America, the Company believes that the current exchange rate environment has been favorable to it, and as such has not under-taken active foreign exchange hedging activities. Management monitors world exchange conditions on a regular basis and should the current favorable environment change, management will implement a more active foreign currency hedging policy.


Research and Development Costs

      During its last three fiscal years, the Company has incurred no material expenditures on account of research and development, as management believes that the success of the Company and its business operations did not require significant research and development efforts.

Employees

      As of July 14, 1998, the Company had 3 full time officers and, including its subsidiaries, 102 employees. Many of these employees are able to communicate fluently in one or more of the following languages: English, Spanish, Portuguese, French, Italian, Arabic and Hebrew. This multilingual capacity will significantly assist the Company in penetrating the world's emerging foreign markets. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

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


International Operations

      Foreign business is conducted through subsidiaries, representatives and distributors, and, to a lesser extent, by direct sales. International revenues accounted for approximately 65% of consolidated total revenues in fiscal 1998, and 52% of consolidated total revenues in fiscal 1997. The majority of Treasury's international revenues are derived from Canada. In view of the location and diversity of its international activities, the Company does not believe that there are any special risks beyond normal risks of uncertainty attendant to doing business abroad.


ITEM 2.  Properties

      The Company leases 46,000 square feet of space in Mississauga, Ontario, Canada as administrative offices and manufacturing facilities at a rental rate of Can$4.75 per spare foot per year. The current lease period, expires on December 31, 1988, with an option to renew until December 31, 2003.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                   PART II


ITEM 5.  Market For Common Equity and Related Stockholder Matters

     In December 1995, the Company's Common Stock commenced trading on the NASDAQ "pink sheets" under the symbol "TREY." On April 12, 1996, the Common Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from April 12, 1996 through January 31, 1998 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

      Quarter Ended                             High Bid    Low Bid

      April 30, 1996                             $0.50         .25
      from April 12, 1996)
      July 31, 1996                               1.31        0.50
      October 31, 1996                            1.07        0.19
      January 31, 1997                            0.44        0.16
      April 30, 1997                             $0.31       $0.19
      July 31, 1997                               0.20        0.20
      October 31, 1997                            0.06        0.06
      January 31, 1998                            0.15        0.142

      As of July 8, 1998, there were 125 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

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

--------------------------------------------------------------------------------
                     Title of       Person or Class of   Number of   Total Cash
       Date       Securities Sold  Persons to Whom Sold   Shares      Price or
                                                                   Consideration
--------------------------------------------------------------------------------
February 25, 1997   Common Stock    Salomon Bendayan       30,000       $30,000
February 25, 1997   Common Stock    Moshe Bendayan         30,000       $30,000
February 25, 1997   Common Stock    Edward Kozial          15,000       $15,000
--------------------------------------------------------------------------------
April 1, 1997       Common Stock    Salomon Bendayan       30,000       $30,000
April 1, 1997       Common Stock    Moshe Bendayan         30,000       $30,000
April 1, 1997       Common Stock    Edward Kozial          15,000       $15,000
--------------------------------------------------------------------------------
May 1, 1997         Common Stock    Salomon Bendayan       30,000       $30,000
May 1, 1997         Common Stock    Moshe Bendayan         30,000       $30,000
May 1, 1997         Common Stock    Edward Kozial          15,000       $15,000
--------------------------------------------------------------------------------
June 2, 1997        Common Stock    Salomon Bendayan       30,000       $30,000
June 2, 1997        Common Stock    Moshe Bendayan         30,000       $30,000
June 2, 1997        Common Stock    Edward Kozial          15,000       $15,000
--------------------------------------------------------------------------------
July 1, 1997        Common Stock    Salomon Bendayan       30,000       $30,000
July 1, 1997        Common Stock    Moshe Bendayan         30,000       $30,000
July 1, 1997        Common Stock    Edward Kozial          15,000       $15,000
--------------------------------------------------------------------------------
August 1, 1997      Common Stock    Salomon Bendayan       30,000          $600
August 1, 1997      Common Stock    Moshe Bendayan         30,000          $600
August 1, 1997      Common Stock    Edward Kozial          15,000          $300
--------------------------------------------------------------------------------
September 1, 1997   Common Stock    Salomon Bendayan       30,000          $600
September 1, 1997   Common Stock    Moshe Bendayan         30,000          $600
September 1, 1997   Common Stock    Edward Kozial          15,000          $300
--------------------------------------------------------------------------------
September 12, 1997  Common Stock    Shaya Heimlick         600,000       $6,000
October 7, 1997     Common Stock    Shaya Heimlick         400,000       $4,000
--------------------------------------------------------------------------------
November 24, 1997   Common Stock    Verne Chelin           400,000       $4,000
November 24, 1997   Common Stock    Louis Chelin           100,000       $1,000
November 24, 1997   Common Stock    Martin Maxwell         200,000       $2,000
November 24, 1997   Common Stock    David Bereskin         200,000       $2,000
--------------------------------------------------------------------------------
November 26, 1997   Common Stock    Eli Rabinowitz         700,000      $14,000
--------------------------------------------------------------------------------
January 26, 1998    Common Stock    David Fisher           300,000       $6,000
--------------------------------------------------------------------------------


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Overview

Treasury  is  an  international  manufacturing,   distribution  and  marketing
company with a subsidiary  producing  about 1,000 plastic  products mainly for

North American markets. Once solely an international distributor of 225 consumer products, Treasury's acquisition of Mega Blow almost tripled annual sales to over $6.1 million for the fiscal year ended January 31, 1998 while total assets decreased by only 10.9 percent to about $3.5 million for the 1998 fiscal year.

During the next 24 to 36 months, Treasury plans to continue its expansion goals by way of its Leveraged Build-Out strategy. To increase its market share, the Company plans to acquire key competitors, or companies having important synergies with existing company operations. Present operations are also planned to be streamlined in order to reduce costs while improving product quality and productivity. Furthermore, Treasury plans to expand its global presence by entering the rapidly industrializing and emerging markets, including the key economies in Latin America, Eastern Europe and Africa.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included with this annual report.

Fiscal 1998 Compared to Fiscal 1997

Net sales increased during the fiscal year ended January 31, 1998 to over $6.1 million, up approximately 189% from $2.1 million in the fiscal year ended January 31, 1997. The increase in net sales reflects the inclusion of Mega Blow's results of operations from the twelve month period. The Company experienced a net loss of $1,437,986 for its fiscal year ended January 31, 1998, an increase of approximately 40% when compared to the Company's net loss of $1,032,084 in the fiscal year ended January 31, 1997. Among the significant items impacting the 1998 results were increased expenses resulting from the disposition of Silver 925, Inc. as well as extensive marketing and consulting arrangements undertaken by the company.

The cost of sales for fiscal 1998 represented 76% of net sales, or $4,628,960, a 166% increase compared to 82% of net sales, or $1,743,380, in fiscal 1997. The increase is attributable to significantly greater net sales from Mega Blow's operations.

Operating, general and administrative expenses increased in fiscal 1998 to $1,846,345, or approximately 30% of sales, compared to $1,151,128, or approximately 54% of sales, in fiscal 1997. The increase is attributable to significantly higher sales and expenses related to the disposition of Silver 925, Inc.


Fiscal 1997 Compared to Fiscal 1996

      Net sales increased during fiscal year 1997 to approximately $2.12 million, up approximately 91% from $1.1 million in fiscal year 1996. The increase in net sales also reflects the inclusion of Mega Blow for the three months ended January 31, 1997 (67%). The Company experienced a net loss of $1,032,084 for its fiscal year ended January 31, 1997, an increase of approximately 99.8% when compared to the Company's net loss of $516,656 in the fiscal year ended January 31, 1996. Among the significant items impacting 1997 results were increased expenses resulting from the Mega Blow and Silver acquisitions as well as extensive marketing and consulting arrangements undertaken by the Company.

      The cost of sales for fiscal 1997 represented 82% of net sales, or $1,743,380, a 161% increase compared to 60% of net sales, or $667,083, in fiscal 1996. The increase is attributable to the write down of obsolete and slow moving inventories, higher prices of raw materials, increased sales of lower margin products and, to a lesser extent, pricing incentives to major customers.

      Operating, general and administrative expenses increased in fiscal 1997 to $1,151,128, or approximately 54% of sales, compared to $957,607, or approximately 86% of sales, in fiscal 1996. The increase is attributable to the write-off of uncollectible accounts receivable, expenses related to the October 30, 1996 acquisition of Megatran, expenses related to the acquisition of Silver which was consummated subsequent to year end, consulting services rendered (see note 15 of the Financial Statements) and marketing and promotion activities.


Liquidity and Capital Resources

The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's financial statements.

In October, 1996, the Company sold 0% convertible debentures in the aggregate principal amount of $1,000,000 due October 29, 1997 and October 30, 1999, respectively. In the same month, the Company also sold an 8% senior subordinated convertible debenture in the principal amount of $500,000 due
October 29, 1997. As of June 29, 1998, the holder of the 8% debenture elected to convert $180,000 of debentures into shares of the Company's common stock. The sales of the debentures were made pursuant to an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933.

     As of January 31, 1998, current assets totaled $1,026,462 compared to $1,348,995 at January 31, 1997. The decrease is attributable to more timely and improved cash collections efforts on accounts receivable which decreased from $812,357 at fiscal year end 1997 compared to $608,659 in fiscal year 1998. At fiscal year end 1998, the Company had no cash or short-term deposits. The cash and short-term deposits were utilized for working capital purposes. As of January 31, 1998, current liabilities totaled $2,496,876 compared to $2,561,147 as of January 31, 1997. The decrease is attributable to a lower level of trade payables from $1,018,928 in fiscal 1997 to $997,188 in fiscal year end 1998, reflecting the significant improvement in business growth and development which translated into higher sales.

As of January 31, 1998, the Company had outstanding $781,409 in term loans, which loans are secured by a first priority lien on the assets of its subsidiary. The term loans are due on October 30, 2002. The Company also has outstanding $1,361,880 principal amount of convertible debentures due as follows: $860,627 in 1999, $250,627 in 2000 and $250,626 in 2001. All the
debentures are convertible into shares of the Company's common stock at the option of the holder. In the event the holders convert these debentures, the Company's obligation to repay the $1,361,880 indebtedness would by eliminated.

The Company believes its subsidiaries will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay the debentures that mature in 1999 if they are not converted. If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the company's cash needs, the company may, from time to time, seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financings and additional public or private debt or equity financings.


Recent Developments

      On June 30, 1998, the Company entered into a Debenture Conversion and Support Agreement (the "Conversion Agreement") with certain persons who have agreed to acquire the Company's 0% convertible debentures and 8% senior subordinated convertible debentures (the "Holders"). Under the terms of the Conversion Agreement, the Holders have agreed, upon consummation of the purchase by the Holders of the debentures, to convert the debentures into 33,670,000 shares of the Company's common stock and the debentures would then be canceled.


ITEM 7.  Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of Bromberg & Associates, independent certified public accountants thereon, are presented beginning at page F-I.


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

      NAME                                   AGE       TITLE

      Mr. James Hal (a.k.a.James Halioua)    36      Chairman of the Board
                                                     Chief Executive Officer
                                                     President and Director

      Mr. Howard Halpern                     38      Chief Financial Officer
                                                     Executive Vice President

      Mr. Mark Halioua                       44      Director

      Mr. Robert Abourmad                    47      Director


      Mr. Hal has been Chairman of the Board, Chief Executive Officer and a Director of the Company since its inception in August 1995. Mr. Hal was the President and Chief Financial Officer of JJAMP from its inception in September 1993 through acquisition by the Company in August 1995. From 1983 to 1993, Mr. Hal was the President of Tropi-Golf Inc. of Concord, Canada. He was previously a Director for Gaming Lottery Corp., a company trading both on the NASDAQ and on the Toronto Stock Exchange, and Le Print Express, Inc., which trades on the Canadian Dealer Network (CDN).

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

      Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 1998, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of the officers and directors of the Company named above have not filed initial statements of beneficial ownership and James Hal has not filed two reports on Form 4 regarding grants of options and Howard Halpern has not filed one report on Form 4 regarding grants of options.

ITEM 10.  Executive Compensation
Summary Compensation Table

     The following table sets forth the compensation for each of the Company's fiscal years since inception for the (i) the Company's Chief Executive officer during the fiscal year ended January 31, 1998 and (ii) each other executive officer of the Company whose compensation during the fiscal year ended January 31, 1998 exceeded $100,000.

ANNUAL COMPENSATION                       LONG TERM COMPENSATION

Name     Fiscal Annual  Annual  Other    Restricted  Securities  LTIP     All
         Year   Salary  Bonus   Annual   Stock       underlying  payouts Other
                                Compen-  Awards      options             Compen-
                                sation               and SARs            sation
--------------------------------------------------------------------------------
James Hal  1998 $70,325  NONE    NONE     NONE       200,000     NONE     NONE
H. Halpern 1998 $68,175  NONE    NONE     NONE       200,000     NONE     NONE

Stock Option Grants Table

      The following table provides information with regard to stock options granted to the person named in the foregoing compensation table:

Name of    Number of          % Total Options/
Grantee    Securities         SARs Granted to
           Underlying         Employees in      Exercise of
           Options/SARs       Fiscal Year       Base Price      Expiration Date
           Granted
--------------------------------------------------------------------------------
James Hal   200,000            41.66 %             $0.05
H. Halpern  200,000            41.66%              $0.05

Directors' Compensation

     The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Additionally, non-employee directors do not presently receive compensation for their service as directors. The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings. In the fiscal year ended January 31, 1998, options to purchase 40,000 shares of the Company's Common Stock were granted to Robert Abourmad and options to purchase 40,000 shares of the Company's Common Stock were granted to Mark Halioua.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of July 22, 1996 by (i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group: [THE SILVER SHAREHOLDERS DO NOT OWN MORE THAN 5% OF THE COMMON STOCK]

  Name and Address        Beneficial Ownership of Common     Current Percent of
                          Stock                              Class (1)
  ------------------------------------------------------------------------------
  James Hal                         10,000,006                     24.69
  1183 Finch Avenue West
  North York, Ontario,
  Canada  M3J 2G2

  Howard Halpern                     6,000,000                     14.80%
  160 Theodore Place
  Thornhill, Ontario
  Canada L4J 8E3

  Halpern Family Trust               4,000,006                     9.871%
  650 Briar Hill Avenue
  Suite 301
  Toronto, Ontario
  Canada M5N 1N3

  Mark Halioua (2)                    20,700                         *
  147 Beverly Glen Blvd.
  Thornhill, Ontario
  Canada L4J 4Y2

  Robert Abourmad                     20,300                         *
  87 Bayhampton Crescent
  Thornhill, Ontario
  Canada L4J 4Y2

  All directors,                    23,041,012                     76.8%
  executive officers and
  5% owners, as a group:

__________________________________________

* Less than one percent.

(1) Computed on the basis of 40,536,927 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exerciseable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.

(2) Includes options to purchase 20,000 shares of Common Stock exerciseable within 60 days and 300 shares of Common Stock owned by his wife.

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

Exhibits

3.1   Certificate of Incorporation of the Company, as amended*

3.2   By-Laws of the Company.*

4.1   Form of Junior 0%  Convertible  Subordinated  Debenture  due October 30,
      1999.**

4.2 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

4.3 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

10.1  Treasury International, Inc. 1995 Stock Option Plan.*

10.2 Share Purchase and Exchange Agreement dated August 18, 1995 between the shareholders of J.J.A.M.P. Treasury International Corp., J.J.A.M.P Treasury International Corp., and Treasury International, Inc.*

10.3 Agreement dated October 30, 1996 by and among Treasury International, Inc., William Sarantos, Toula Sarantos, Martin Maxwell, Louis Chelin, Verne Chelin, David Bereskin, In Trust, Joseph Myers, Eleanor Maxwell, Berta Lenenfeld, Douglas Ferguson and Megatran Investments Ltd.***

10.4 Agreement dated as of June 18, 1996, as amended, by and among Treasury International, Inc., Silver 925, Inc., Moche Bendayan, Solomon Bendayan and Edward Kozial.****

10.5 Agreement dated as of September 19, 1997, by and among Treasury International, Inc., James Hal, Silver 925, Inc., Moche Bendayan, Salomon Bendayan and Edward Kozial.*****

10.6  Debenture Conversion and Support Agreement dated June 30, 1998

21*   Subsidiaries of the Company

23.1  Consent of Bromberg & Associate

27.0  Financial Data Schedule
__________________________________________________

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

***** Incorporated herein by reference from, the Company's Current Report on Form 8-K, as filed with the SEC on October 30, 1997


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

Signature                Title                              Date

/s/                      President and Chief Executive      July 20, 1998
James Hal                Officer and Director

/s/                      Chief Financial Officer            July 20, 1998
Howard Halpern

/s/                      Director                           July 20, 1998
Mark Halioua

/s/                      Director                           July 20, 1998
Robert Abourmad

                         TREASURY INTERNATIONAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1998

                                    INDEX


                                                                      Page

      Auditor's report...............................................   1

      Consolidated balance sheet.....................................   2

      Consolidated statement of deficit..............................   3

      Consolidated statement of operations...........................   4

      Consolidated statement of changes in
      shareholders' equity...........................................   5

      Consolidated statement of cash flows...........................   6

      Notes to consolidated financial statements.....................   7

                               AUDITORS' REPORT



Board of Directors and Shareholders
Treasury International, Inc.


We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 1998 and 1997, and the consolidated statements of operations deficit, shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                          CHARTERED ACCOUNTANTS



TORONTO, CANADA
June 5, 1998

                         TREASURY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                            AS AT JANUARY 31, 1998

                                    ASSETS

          CURRENT                                     1998        1997

                Accounts Receivable               $  608,659  $  812,357
                Inventories (Notes 2 and 4)          345,783     385,915
                Sundry assets                         72,020     144,541
            Income taxes receivable                 --------       6,182
                                                   _________  __________
                                                   1,026,462   1,348,995

          GOODWILL                                 1,835,918   1,835,918

          CAPITAL ASSETS (Notes 2 and 5)             620,279     723,299

                                                  $3,482,659  $3,908,212


                                 LIABILITIES
CURRENT

  Bank indebtedness (Note 6)                      $  492,012  $  394,407
      Accounts payable and accrued liabilities       997,188   1,018,928
      Current portion of long-term debt            1,007,676   1,147,812

                                                   2,496,876   2,561,147

DEFERRED INCOME TAXES                                 52,957      54,161

LONG-TERM DEBT (Note 7)                            1,117,392   1,304,461
                                                  __________  __________

                                                  $3,667,225  $3,919,769

                           SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
      Authorized
            50,000,000 common shares at $.0001

      Issued
            24,610,495 common shares                  2,461        1,494

      Contributed surplus (Note 12)               2,788,140    1,543,861

DEFICIT                                          (2,975,167)  (1,556,912)

                                                   (184,566)     (11,557)
                                                 $ 3,482,659 $ 3,908,212

APPROVED ON BEHALF OF THE BOARD



James Hal, Director                      Robert Abourmad, Director

                         TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF DEFICIT
                         YEAR ENDED JANUARY 31, 1998






                                               1998         1997

Balance, beginning of year                 $(1,556,912) $  (524,828)

Net loss for the year                       (1,437,986)  (1,032,084)

Adjustments to prior year taxes                 19,731   -----------
                                           ___________  ____________

Balance, end of year                       $(2,975,167) $(1,556,912)

                         TREASURY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         YEAR ENDED JANUARY 31, 1998




                                                    1998        1997

REVENUE                                           $6,128,827 $2,123,631

COST OF GOODS SOLD                                 4,628,960  1,743,380

GROSS PROFIT                                       1,499,867    380,251


EXPENSES

      Warehouse and factory                          568,465    139,660
      General and administrative                   1,122,540    956,086
      Selling and deliver                            155,340     55,382

                                                   1,846,345  1,151,128
LOSS FROM OPERATIONS before
  undernoted items                                 (346,478)  (770,877)
      Management fees                                51,203    193,316
      Financial                                     128,191     31,390
      Amortization                                  137,654     39,941

                                                    317,048    264,647
LOSS BEFORE INCOME TAXES                           (663,526) (1,035,524)

Provision for income taxes (recovery)            -------------  (1,542)
Deferred income taxes (recovery)                     (1,204)    (1,898)

                                                     (1,204)    (3,440)

NET LOSS FROM CONTINUED
  OPERATIONS                                       (662,322) (1,032,084)

NET LOSS FROM DISCONTINUED
OPERATION                                          (282,260)            -


NET LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS                            (493,404)
                                                                        -

NET LOSS                                         $(1,437,986)$(1,032,084)
Loss per common share                                $(0.08)      $(0.08)

Weighted average number of
common shares outstanding                        17,955,714    13,221,096

                         TREASURY INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         YEAR ENDED JANUARY 31, 1998



                                          COMMON     PAID-IN         CAPITAL
                                          SHARES   CONTRIBUTED        SURPLUS


Balance-January 31, 1997              14,942,566           $1,494  $1,543,861

Issued 555,000 common shares
for consulting and public
relations services                       555,000               56     554,944

Issued 150,000 common shares
toward the purchase price
of Silver 925, Inc.                      150,000               15     149,985

Balance-April 30, 1997                15,647,566            1,565   2,248,790

Issued 500,000 common shares
for consulting and public
relations services                       500,000               50     111,196

Issued 225,000 common
shares toward the purchase
price of Silver 925, Inc.                225,000               22     224,978

Issued 507,614 common
shares toward reduction
of debentures payable                    507,614               51      49,949

Balance-July 31, 1997                 16,880,180            1,688   2,634,913

Issued 1,150,000 common
shares for consulting and
public relations services              1,150,000               15      13,585

Issued 750,000 common
shares toward reduction
of debentures payable                    750,000          75      29,225


Balance-October 31, 1997              18,780,180       1,878   2,677,723

Issued 2,830,315 common
shares toward reduction
of debentures payable                  2,830,315         283      59,717

Issued 3,000,000 common
shares for consulting and
public relations services              3,000,000         300       5,700

Balance-January 31, 1998              24,610,495      $2,461  $2,788,140

                         TREASURY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED JANUARY 31, 1998

                                              1998         1997
Cash flows from operating activities

Net loss                              $(1,437,986) $(1,032,084)

Adjustments to reconcile net
loss to net cash used in
operating activities


Adjustments to prior year income taxes     19,731            -
Increase(decrease)in deferred              (1,204)      54,161
income taxes
Amortization                              137,654       39,941

Decrease   (increase)   in  accounts      203,698     (632,053)
receivable

Increase(decrease)in income taxes           6,182       (6,182)
receivable
Increase(decrease)in inventories           40,132     (268,077)
Decrease (increase) in sundry assets       72,521     (142,689)
Increase (decrease) in accounts
payable                                   (21,740)     969,611

Net cash used in operating               (981,012)  (1,017,372)
activities


Cash flows from financing activities

Long-term debt                           (327,205)   2,452,273
Proceeds on issue of common shares      1,245,246      466,267

Cash provided by financing                918,041     2,918,540
activities

Cash flows from investing activities

Goodwill                                         -  (1,835,918)


Purchase of capital assets                    (34,634)               (752,268)

Cash used for investing activities            (34,634)             (2,588,186)

Decrease in cash and short-term               (97,605)               (687,018)
deposits

Cash and short-term deposits,
(bank  indebtedness)   beginning  of         (394,407)                292,611
year

(Bank indebtedness),end of year             $(492,012)              $(394,407)

                         TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT JANUARY 31, 1998

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

      (e)   Loss per share

            Loss per share is calculated based on the weighted average number of shares outstanding during the period of 17,955,714.

      (f)   General

            These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as they relate to these financial statements.

                         TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT JANUARY 31, 1998




3.    Business combination

      On October 30, 1996, the Company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow Moulding Limited.

4.    Inventories
                                     January 31,       January 31,
       Inventories consist of:              1998              1997

       Raw materials                    $144,183          $151,241
       Packaging                          20,135            24,345
       Finished goods                    181,465           210,329

                                        $345,783          $385,915

5.    Capital assets

                          January 31,             January 31,
                             1998                    1997

                                 Accumulated        Net        Net
                           Cost amortization book value book value


Leasehold                $4,221        1,665     $2,556     $2,893
improvements
Machinery and         2,473,153    1,897,665    575,488    668,585
equipment
Office equipment        103,314       61,079     42,235     51,821
                     $2,580,688    1,960,409  $ 620,279  $ 723,299

6.    Bank indebtedness

      The bank indebtedness consists of two operating demand loans totaling $483,680 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow Moulding Limited.

                         TREASURY INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT JANUARY 31, 1998



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

      The term loans and debentures are payable as follows:


              Term loans  Debentures       Total

1999            $147,049    $860,627  $1,007,676
2000             157,213     250,627     407,840
2001             165,443     250,626     416,069
2002             174,339           -     174,339
2003 and         137,365           -     137,365
following       ________    ________   _________

                 781,409   1,361,880   2,143,289
Less current     147,049     860,627   1,007,676
portion         ________   _________   _________
                $634,360    $501,253  $1,135,613

8.    Income taxes

      As of January 31, 1998, the Company had a net operating loss carryover of approximately $2,259,500 expiring in various years through 2013.

9.    General and administrative expenses

      General and administrative expenses for the year ended January 31, 1998 include fees paid by the Company for consulting and public relations in the amount of $808,397.

10.   Discontinued operations

      On July 31, 1997, the Company  disposed of its  subsidiary,  Silver 925,
      Inc.   The  results  of  Silver  925,   Inc.   have  been   reported  as
      discontinued operations in these financial statements.

11.   Contingent Liabilities

      The Company has been named as a defendant in three lawsuits in respect of disputed accounts payable. After reviewing the merits of these lawsuits with counsel, it is managements opinion that the ultimate cost of settlement will be no more than $67,000 and therefore will not materially affect the company's financial position.

12.   Contributed surplus

      Contributed surplus represents the premium paid on the issuance of common shares.

                                  EXHIBIT 21


Megatran Investments Ltd.

Mega Blow Moulding Limited

                  DEBENTURE CONVERSION AND SUPPORT AGREEMENT


      DEBENTURE CONVERSION AND SUPPORT AGREEMENT, dated June 30, 1998 by and between TREASURY INTERNATIONAL, INC., a Delaware corporation ("Treasury"), JAMES HAL ("Hal"), HOWARD HALPERN ("Halpern") and THE UNDERSIGNED PURCHASERS OF CERTAIN DEBENTURES OF TREASURY (the "Purchasers"), and DALE DONNER, as agent for the Purchasers ("Donner").


                                   RECITALS

      WHEREAS, pursuant to a certain Debenture Purchase Agreement dated the date hereof, the Purchasers have agreed to acquire certain Debentures of Treasury (the "Debentures") in the aggregate principal amount of Canadian $1,000,000 and US$570,000 (the "Debenture Purchase").

      WHEREAS, in connection with the Debenture Purchase, Treasury, the Purchasers and Donner have agreed to enter into this Agreement with respect to the conversion of the Debentures and the relationship of the parties from and after the consummation of the purchase of the Debentures pursuant to the terms of the Debenture Purchase, all upon the terms and subject to the conditions of this Agreement.

      NOW, THEREFORE, in consideration of the foregoing and the mutual covenants, representations, warranties and agreements hereinafter set forth, the parties hereto agree as follows:


                                  ARTICLE I.

                           CONVERSION OF DEBENTURES

      1.1.  Conversion of Debentures.

            (a) Upon the terms and subject to the conditions of this Agreement, simultaneous with the Closing of the Debenture Purchase, the Purchasers agree that the Debentures shall be converted into 33,670,000 shares (the "Conversion Shares") of Treasury's Common Stock, par value $.0001 per share, and the Debentures shall be forthwith canceled. The Conversions shares shall be allocated among the Purchasers as provided on Schedule 1.1 hereto.

            (b) Purchasers acknowledge that the Conversion Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), or under the securities laws of certain states. Accordingly, until October 31, 1998, the second anniversary of the original issuance of the Debentures, the Conversion Shares cannot be resold, pledged, assigned or otherwise disposed of except in compliance with Rule 144 promulgated under the Act. The

Purchasers further acknowledge that Treasury is not currently in compliance with the current public information requirements of Rule 144 and, accordingly, until such compliance requirements are met, the resale provisions of Rule 144 are not presently available. In addition, even if an exemption under Rule 144 were available, Rule 144 permits only routine sales of securities in limited amounts in accordance with the terms and conditions of such Rule 144 until such second anniversary.

            (c) Purchasers understand that, until October 31, 1998, the following legend or a substantially similar legend may be placed on the Conversion Shares (and a stop transfer order may be placed with respect thereto):

            "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND CANNOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT WHICH, IN THE OPINION OF COUNSEL FOR THE HOLDER, WHICH COUNSEL AND OPINION ARE REASONABLY SATISFACTORY TO COUNSEL FOR THIS CORPORATION, IS AVAILABLE."

            (d)   Purchasers   acknowledge   and  agree   that  they  are  not
"affiliates" of Treasury.


                                 ARTICLE II.

                             FINANCIAL ASSISTANCE

      2.1   Financial Assistance.

      The Purchasers shall make additional capital contributions to Treasury from time to time. Such additional capital contributions shall be deemed to be additional paid-in capital and the Purchasers shall not be entitled to any additional compensation with respect thereto. The Purchasers shall immediately make additional capital contributions in order to eliminate the current balance of outstanding accounts payable of Treasury.

                                 ARTICLE III.

                    BOARD REPRESENTATION; OBSERVER RIGHTS


      ..1.  Board Representation

      After the first anniversary of the Closing, for so long as Purchasers owns not less than 5% of the issued and outstanding capital stock of Treasury, at the election of Purchasers, Treasury shall use its best efforts to cause and maintain the election of a person designated by Purchasers to the Board of Directors of Treasury.


      ..2.  Observer Rights

      For so long as Purchasers owns not less than 5% of the issued and outstanding capital stock of Treasury, Treasury shall invite the Agent to attend all meetings of the Board of Directors in a nonvoting observer capacity and, in this regard, shall give the Agent copies of all notices, minutes, consents and other materials that it provides to its directors; provided, however, that the Agent shall agree to hold in confidence and trust and to act in a fiduciary manner with respect to all information so provided; and provided, further, that Treasury reserves the right to withhold any information and to exclude such representatives from any meeting or portion thereof if access to such information or attendance at such meeting could adversely affect the attorney-client privilege between Treasury and its counsel.


                                 ARTICLE IV.

                                  COVENANTS


      ..1.  Covenants of Treasury

      Until the first anniversary of the date of this Agreement and for so long as Purchasers owns not less than 5% of the issued and outstanding capital stock of Treasury, Treasury shall not take any of the following actions without the approval of the Agent:

            (a) sell, lease, transfer or otherwise dispose of any assets valued at an aggregate amount exceeding U.S. $100,000 during any fiscal year;

            (b) create any subsidiaries or acquire securities of any other entity;

            (c)   merge or consolidate with any other entity;

            (d) engage directly or indirectly with another entity in any business activity not related to Treasury's present business or acquire any assets unrelated to or unnecessary for such business;

            (e)   engage   directly  or   indirectly   in  any  business  with
affiliates or other third parties on other than an arm's length basis;

            (f)   change its fiscal year or independent auditors;

            (g) incur indebtedness or capital expenditures each in excess of U.S. $50,000;

            (h) intentionally vary in a material manner from the annual operating budget and business plan approved by the Board of Directors of Treasury; and

            (i) issue any additional securities of Treasury exchangeable for or convertible into shares of Common Stock of Treasury other than shares issuable upon the exercise of options granted to the optionees and options granted and to be granted under the Plan to the extent permitted hereby.

      4.2.  Covenants Regarding Options.

            In connection with the issuance of 6,000,000 restricted shares of Treasury's Common Stock issued to each Hal and Halpern on June 24, 1998, each of Hal and Halpern agree to cancel all outstanding options granted to each of them, except for options to purchase 250,000 shares which shall remain outstanding. On each of the first day of February commencing on February 1, 1999, Hal and Halpern shall each be entitled to receive options to purchase 250,000 shares of Treaury's Common Stock in connection with their services as employees of Treasury. Until the third anniversary of the date of this Agreement, except as otherwise provided below, no other options shall be granted to Hal or Halpern.

            In addition, each director of Treasury shall receive 30,000 options per year commencing on February 1, 1999 and on the first day of February thereafter on which such person is then serving as a director.

      4.3.  Compensation.

            (a) Until the first anniversary of the date of this Agreement or for so long as Purchasers owns not less than 5% of the issued and outstanding capital stock of Treasury, Treasury shall pay to each of Hal and Halpern remuneration of $5,000 per month. Hal and Halpern shall also be reimbursed for all reasonable and necessary expenses incurred by them in connection with their duties to Treasury.

            (b) For a period of one year after the date hereof, Treasury shall pay to the Agent an administration fee of $5,000 per month.

                                  ARTICLE V.

                                MISCELLANEOUS


      ..1.  Entire Agreement; Assignment

      This Agreement, together with all Exhibits and Schedules, constitutes the entire agreement among the parties with respect to the subject matter hereof and supersedes all other prior agreements and understandings, both written and oral, among the parties or between any of them with respect to the subject matter hereof. All references to Sections, Exhibits and Schedules shall be deemed references to such parts of this Agreement unless the text requires otherwise. This Agreement shall not be assigned by operation of law or otherwise, provided that Purchasers may assign its rights and obligations to any wholly-owned, direct or indirect subsidiary of Purchasers provided such assignee agrees to assume all of the obligations of Purchasers hereunder; provided, further, that no such assignment shall relieve the assignor of its obligations hereunder if such assignee does not perform such obligations.


      ..2.  Validity; Severability

      The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect unless such enforceability causes this Agreement to fail in its essential purpose.


      ..3.  Notices

      All  notices,   requests,   claims,  demands  and  other  communications
hereunder shall be in writing and shall be given or made as of the date delivered or mailed if delivered in person, by telecopy, cable, telegram or telex, or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties as follows:

      if to Purchasers:



                        Telecopy No.:
                        Attention:

      with a copy to:



                        Telecopy No.:
                        Attention:

      if to Treasury:
                        1183 Finch Avenue West, Suite 508
                        North York, Ontario
                        Canada M3J 2G2
                        Telecopy No.:  (416) 663-5509
                        Attention:  Mr. James Hal, President

      with a copy to:

                        Piper & Marbury L.L.P.
                        1251 Avenue of the Americas
                        New York, New York 10020
                        Telecopy No.: (212) 835-6001
                        Attention:  Paul J. Pollock, Esq.

or to such other address as the person to whom notices is given may have previously furnished to the others in writing in the manner set forth above.


      ..4.  Governing Law

      This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to principles of conflicts of law).


      ..5.  Descriptive Headings

      The  descriptive   headings  herein  are  inserted  for  convenience  of
reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.


      ..6.  Parties in Interest

      This Agreement shall be binding upon and inure solely to the benefit of each party hereto, its successors and assigns.


      ..7.  Counterparts

      This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

      5.8.  Nature and Survival of Representations, Warranties,
            Agreements and Covenants.

      All representations and warranties contained herein shall terminate upon, and shall not survive, the Closing. All agreements and covenants contained herein shall survive indefinitely until, by their respective terms, they are no longer operative.

      IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized as of the day and year first above written.


                                    TREASURY INTERNATIONAL, INC.


                                    By: /s/
                                       James Hal
                                       President


                                       /s/
                                       James Hal


                                       /s/
                                       Howard Halpern


                                       /s/
                                       Dale Donner, as agent


                                    THE UNDERSIGNED PURCHASERS


                                    /s/
                                    Dale Donner


                                    /s/


                                    /s/

                        Consent of Independent Accountants


The Board of Directors
Treasury International, Inc.:


     We consent to the use of our report included herein and to the reference to our firm in the 10-KSB.


                                        /s/
                                        Bromberg & Associate