Form 10QSB
period 1998-04-30
TREASURY INTERNATIONAL INC
filed 1998-07-20
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

      (X)...Quarterly Report pursuant to Section 13 or 15 (d)
      ......of the Securities Exchange Act of 1934
      ......For the quarterly period ended April 30, 1998

      ......                  OR

      ( )...Transition Report pursuant to Section 13 or 15 (d)
      ......of the Securities Exchange Act of 1934

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

        1183 Finch Avenue West, Suite 508, North York, Ontario M3J 2G2
                   (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  416-663-0668

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

Yes ____X____           No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,536,927 shares of Common Stock, par value $.0001 per share were outstanding as of June 26, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statement

                         TREASURY INTERNATIONAL, INC.
                      INTERIM CONSOLIDATED BALANCE SHEET
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)

                                    ASSETS

CURRENT                                  APRIL 30,        JANUARY 31,
                                           1998              1998

      Accounts Receivable               $595,654          $608,659
      Inventories (Notes 2 and 4)        454,989           345,783
      Sundry assets                       29,883            72,020
                                       1,080,526         1,026,462

GOODWILL                               1,835,918         1,835,918

CAPITAL ASSETS (Notes 2 and 5)           586,110           620,279

                                      $3,502,554        $3,482,659

                                 LIABILITIES

CURRENT

      Bank indebtedness (Note 6)        $595,613          $492,012
      Accounts payable and accrued liabilities827,634      997,188
      Current portion of long-term debt  969,953         1,007,676
                                       2,393,200         2,496,876

DEFERRED INCOME TAXES                     52,957            52,957
LONG-TERM DEBT (Note 7)                1,089,584         1,117,392
                                       3,535,741         3,667,225

                           SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL
      Authorized
         50,000,000 common shares at $.0001

      Issued
         36,796,927 common shares          3,679             2,461

      Contributed surplus (Note 12)    2,939,447         2,788,140

DEFICIT                               (2,976,313)       (2,975,167)

                                         (33,187)         (184,566)

                                      $3,502,554        $3,482,659

                         TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                      THREE MONTHS ENDED APRIL 30, 1998
                                 (UNAUDITED)


                                         APRIL 30,         APRIL 30,
                                           1998              1997

Balance, beginning of period         $(2,975,167)        $(1,556,912)

Net loss for the period                   (1,146)           (688,764)

Balance, end of period               $(2,976,313)        $(2,245,676)

                         TREASURY INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED APRIL 30, 1998
                                 (UNAUDITED)


                                         APRIL 30,         APRIL 30,
                                           1998              1997

REVENUE                               $1,108,363          $1,849,916

COST OF GOODS SOLD                       923,590           1,512,780

GROSS PROFIT                             184,773             337,136

      General and administrative         114,127             928,614

INCOME (LOSS) FROM OPERATIONS
      Before undernoted items             70,646            (591,478)

      Financial                           36,131              55,677
      Amortization                        35,661              41,609

                                          71,792              97,286

NET LOSS                                 $(1,146)          $(688,764)

      Earnings per share                   $0.00               $0.04

      Weighted average number of common
          shares outstanding          34,594,427          15,345,899

                         TREASURY INTERNATIONAL, INC.
                      INTERIM CONSOLIDATED STATEMENT OF
                       CHANGES IN SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED APRIL 30, 1998
                                 (UNAUDITED)

                                       COMMON         PAID-IN      CONTRIBUTED
                                       SHARES         CAPITAL        SURPLUS

Balance - January 31, 1998          24,610,495         $2,461      $2,788,140

Issued 4,500,000 shares of           4,500,000            450          61,750
common stock for cash
consideration of $62,200

Issued 5,332,500 shares of           5,332,500            533          49,792
common stock for consulting and
public relations services

Issued 2,353,932 common shares       2,353,932            235          39,765
toward reduction of debentures
payable
                                  ------------   ------------    ------------

Balance - April 30, 1998            36,796,927         $3,679      $2,939,447

                         TREASURY INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED APRIL 30, 1998
                                 (UNAUDITED)


                                         APRIL 30,         APRIL 30,
                                           1998              1997

Cash flows from operating activities

      Net loss                           $(1,146)          $(688,764)

      Adjustments to reconcile net loss
      to net cash used in operating activities

      Increase in deferred income taxes        -              64,538

      Amortization                        35,661              41,609

      Increase (decrease) in accounts
       receivable                         13,005          (1,674,664)
      Decrease in income taxes
       receivable                              -               6,182
      Increase (decrease)in inventories (109,206)         (2,175,208)
      Decrease (increase)in sundry
       assets                             42,137             107,428
      Increase (decrease)in accounts
        payable                         (169,554)          1,896,968
      Increase in income taxes payable         -             267,712

Net cash used for operating activities  (189,103)         (2,154,199)

Cash flows from financing activities

      Long-term debt                     (65,531)          1,815,082
      Proceeds on issue of common shares 152,525             705,000

Cash provided by financing activities     86,994           2,520,082

Cash flows from investing activities

      Goodwill                                 -          (1,581,311)
      Purchase of capital assets          (1,492)           (230,145)
                                          (1,492)         (1,811,456)

Increase in bank indebtedness           (103,601)         (1,445,573)

Bank indebtedness,
      beginning of period               (492,012)           (394,407)

Bank indebtedness,
      end of period                    $(595,613)        $(1,839,980)

                         TREASURY INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)


      The financial information for the three month periods ended April 30, 1998 and 1997 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (The "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of interim periods.

      The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1998 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended January 31, 1998, as filed with the Securities and Exchange Commission.


1.    Nature of business

      Treasury International, Inc. is a holding company which through its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited, distributes a variety of consumer and industrial products. The company was incorporated on August 18, 1995 in the State of Delaware.


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

                         TREASURY INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)



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

      (e)   Earnings per share

            Earnings per share is calculated based on the weighted average number of shares outstanding during the period of 34,594,427.

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

                         TREASURY INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)



4.    Inventories
                                            April 30         January 31
      Inventories consist of:                 1998              1998

      Raw materials                       $255,142           $144,183
      Packaging                             24,236             20,135
      Finished goods                       175,611            181,465

                                          $454,989           $345,783

5.    Capital assets
                                            April 30              January 31
                                              1998                   1998
                                  ______________________________  __________
                                         Accumulated     Net         Net
                                  Cost   amortization   book value  book value
                                  ____   ____________   __________  __________

      Leasehold improvements      $4,221        1,765      $2,456      $2,556
      Machinery and equipment  2,473,153    1,931,071     542,082     575,488
      Office equipment           104,806       63,234      41,572      42,235
                              $2,582,180   $1,996,070    $586,110    $620,279

6.    Bank indebtedness

      The bank indebtedness includes three operating demand loans in the amount of $525,347 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow Moulding Limited.


7.    Long term debt


      The long-term debt consists of two term loans, and three debentures payable. The term loans are secured by a registered general security agreement having first charge over all assets excluding real property of Mega Blow Moulding Limited. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. One of the three debentures in the amount of $500,000 is subject to 8% interest. The remaining two are interest-free debentures.

                         TREASURY INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)



      The term loans and debentures are payable as follows:

                                    Term Loans     Debentures      Total

      1999                          $149,326        $820,627     $969,953
      2000                           159,817         250,627      410,444
      2001                           169,319         250,626      419,945
      2002                           179,113               -      179,113
      2003 and following              80,082               -       80,082

                                     737,657       1,321,880    2,059,537
                                     149,326         820,627      969,953

                                    $588,331        $501,253   $1,089,584


8.    Income taxes

      As of April 30, 1998 the company had a net operating loss carryover of approximately $ 2,348,000 expiring in various years through 2014.


9.    General and administrative expenses

      General and administrative expenses for the three months ended April 30, 1998 include fees paid by the company for consulting and public relations in the amount of $ 52,054.


10.   Discontinued operations

      On July 31, 1997, the company disposed of its subsidiary, Silver 925, Inc.

                         TREASURY INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT APRIL 30, 1998
                                 (UNAUDITED)



11.   Contingent liabilities

      The company has been named as a defendant in three lawsuits in respect of disputed accounts payable. After reviewing the merits of these lawsuits with counsel, it is management's opinion that the ultimate cost of settlement will be no more than $67,000 and therefore will not materially affect the company's financial position.

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

      The  Company  is  an  international   manufacturing,   distribution  and
marketing organization with a subsidiary producing about 1,000 plastic products primarily for North American markets.

Comparison of the Three Months Ended April 30, 1998
to the Three Months Ended April 30, 1997

      During the three months ended April 30, 1998 the Company's net sales decreased by 40% to $1,108,363 from $1,849,916 in the three months ended April 30, 1997. The Company disposed of its former subsidiary Silver 925 in July 31, 1997 and, accordingly, the decrease in net sales is reflected therein.

      The Company experienced a net loss of $1,146 for the three months ended April 30, 1998 compared to a net loss of $688,764 for the three months ended April 30, 1997. The decrease in net loss is attributable to improved controls in operating, general and administrative expenses.

      The cost of products sold by the Company was 83% of sales during the three months ended April 30, 1998, slightly up from 82% of sales in the three months ended April 30, 1997. The increase is attributable to higher raw material prices and competitive customer pricing strategies. The Company believes that raw material prices will remain relatively steady for the next quarter and that, based upon price and quality, its subsidiary's products will remain competitively priced.

      Operating, general and administrative expenses decreased in the three months ended April 30, 1998 to $114,127 or 10% of sales, compared to $928,614 or 50% of sales, in the three months ended April 30, 1997. The decrease is attributable to better purchasing practices, tighter operation controls, and no losses resulting from the disposition of Silver 925.

Liquidity and Capital Resources.

      The primary sources of liquidity for the Company are funds generated by operations and borrowings under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's Interim Consolidated Financial Statements set forth in Part I hereto.

      Current assets totaled $1,080,526 at April 30, 1998 compared to $1,026,462 at January 31, 1998. The increase is attributable to higher inventory levels. At April 30, 1998 and January 31, 1998, the Company had no cash and short-term deposits. Accounts receivable totaled $595,654 at April 30, 1998 compared to $608,659 at January 31, 1998, a decrease principally reflecting better collection practices by the Company.

      As of April 30, 1998, current liabilities totaled $2,393,200 compared to $2,496,876 at January 31, 1998. The decrease is attributable to lower levels of trade payables, and reduced levels on the current portion of long-term debt.

      As of April 30, 1998, the Company had outstanding $595,613 in current bank indebtedness compared with $492,012 at January 31, 1998. The increase reflects additional borrowings to finance growing business undertaken by the Company. The Company's $595,613 in bank debt is secured by a first priority lien on the assets of Mega Blow. The Company also has outstanding $1,321,880 principal amount of debentures due as follows: $820,627 in 1999; $250,627 in 2000; and $250,626 in 2001. All debentures are convertible into Common Stock of the Company at the option of the holder. In the event the holders convert these debentures, the Company's obligation to repay the $1,321,880 of indebtedness would be eliminated; however, there can be no assurance that the holders of the debentures will so convert the debentures.

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

      In July, 1996, the Company issued 1,000,000 shares of Common Stock to two investors for an aggregate cash price of $198,000. The sales were exempt from registration pursuant to Regulation S of the Securities Act promulgated by the Securities and Exchange Commission thereunder ("Regulation S").

      In October, 1996, the Company sold 0% Convertible Debentures in the aggregate principal amount of $1,000,000 due October 29, 1997 and October 30, 1999, respectively. In the same month, the Company also sold an 8% Senior Subordinated Convertible Debenture in the principal amount of $500,000, due October 29, 1997. As of July 16, 1997, the holder of the 8% Debentures elected to convert the outstanding amount of such debentures into shares of the Company's Common Stock. The sales of the debentures were made pursuant to an exemption from registration provided by Regulation S.

      The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to repay those debentures which mature in 1999 if they are not converted. If the funds available under the Company's financing agreements, together with its current cash and cash equivalents, are not sufficient to meet the Company's cash needs, the Company may, from time to time , seek to raise capital from additional sources including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financings.

      Recent Developments

      On June 30, 1998, the Company entered into a Debenture Conversion and Support Agreement with certain prospective purchasers of the Company's 0% Convertible Debentures and 8% Senior Subordinated Convertible Debentures. Under the terms of the Debenture Conversion Agreement, upon the completion of the purchase of the Debentures, the purchasers have agreed to convert the debentures into 33,670,000 shares of the Company's Common Stock, thereby retiring the debentures in their entirety.


                          PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

      (b)   Reports on Form 8-K.  None

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TREASURY INTERNATIONAL, INC.


                                                       /s/ James Hal
Dated: July 20, 1998                            By___________________________
                                                James Hal, President



                                                       /s/ Howard Halpern
Dated: July 20, 1998                            By___________________________
                                                  Howard Halpern, Principal
                                                  Financial Officer