Form 10QSB
period 1998-07-31
TREASURY INTERNATIONAL INC
filed 1998-09-16
CIK 1003007

THIS DOCUMENT IS A COPY OF THE
         FORM 10-QSB FILED ON SEPTEMBER 15, 1998 PURSUANT TO A RULE 201
                          TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly  period ended July 31, 1998

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

        ___________________________________________________
       (Former Name, Former Address and Former Fiscal Year,
                   if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,296,927 shares of Common Stock, par value $.0001 per share were outstanding as of September 11, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statement

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                               AS AT JULY 31, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT                           JULY 31,       JANUARY 31,
                                    1998            1998

      Accounts Receivable         $440,017       $608,659
      Inventories (Notes 2 and 4)  361,584        345,783
      Sundry assets                 23,465         72,020
                                    ------         ------
                                   825,066      1,026,462

GOODWILL                         1,835,918      1,835,918

CAPITAL ASSETS (Notes 2 and 5)     561,644        620,279
                                   -------        -------

                                $3,222,628     $3,482,659

                                   LIABILITIES

CURRENT

      Bank indebtedness (Note 6)  $546,779       $492,012
      Accounts payable and
        accrued liabilities        819,315        997,188
      Current portion of
        long-term debt             152,119      1,007,676
                                 ---------      ---------
                                 1,518,213      2,496,876

DEFERRED INCOME TAXES               52,957         52,957
LONG-TERM DEBT (Note 7)            531,474      1,117,392
                                   -------      ---------
                                 2,102,644      3,667,225

                            SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL
      Authorized
         100,000,000 common shares at $.0001

      Issued
         74,296,927 common shares        7,429          2,461

      Contributed surplus (Note 12)  4,277,317      2,788,140

DEFICIT                             (3,164,762)    (2,975,167)
                                     ---------      ---------

                                    (1,119,984)      (184,566)
                                     ---------        -------

                                    $3,222,628     $3,482,659
                                    ==========     ==========

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                          SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)


                                  JULY 31,        JULY 31,
                                    1998            1997

Balance, beginning of period   $(2,975,167)    $(1,556,912)

Net loss for the period           (189,595)     (3,131,734)
                                  --------       ----------

Balance, end of period         $(3,164,762)    $(4,688,260)
                               ============    ============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)


                                  JULY 31,        JULY 31,
                                    1998            1997

REVENUE                           $920,459      $1,732,035

COST OF GOODS SOLD                 909,459       1,503,933
                                   -------       ---------

GROSS PROFIT                        10,915         228,102
                                    ------         -------

      General and administrative
      (Note 9)                     151,526         306,214
                                   -------         -------

LOSS FROM OPERATIONS
      Before undernoted items     (140,611)        (78,112)
                                   -------         -------

      Financial                     15,018          31,333
      Amortization                  32,820          36,935
                                    ------          ------

                                    47,838          68,268
                                    ------          ------

NET LOSS FROM CONTINUED
      OPERATIONS                  (188,449)       (146,380)

NET LOSS FROM DISCONTINUED
      OPERATIONS                     -            (200,562)

NET LOSS ON DISPOSAL OF DISCONTINUED
      OPERATIONS                     -          (2,095,642)
                                ----------      ----------

NET LOSS                         $(188,449)    $(2,442,584)
                                   =======       =========

LOSS PER SHARE
      Continued operations        $(0.004)        $(0.009)
      Discontinued operations        -             (0.139)
                                   ------         --------

                                  $(0.004)        $(0.148)
                                  =======         =======

      Weighted average number of
       common shares outstanding 48,716,510    16,466,771
                                 ==========    ==========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)


                                  JULY 31,        JULY 31,
                                    1998            1997

REVENUE                         $2,028,737      $3,393,115

COST OF GOODS SOLD               1,833,049       2,844,529
                                 ---------       ---------

GROSS PROFIT                       195,688         508,586
                                   -------         -------

      General and administrative
      (Note 9)                     265,653       1,122,835
                                   -------       ---------

LOSS FROM OPERATIONS
      Before undernoted items      (69,965)       (614,249)
                                   -------        ---------

      Financial                     51,149          64,784
      Amortization                  68,481          74,413
                                    ------          ------

                                   119,630         139,197
                                   -------         -------

NET LOSS FROM CONTINUED
      OPERATIONS                  (189,595)       (753,446)

NET LOSS FROM DISCONTINUED
      OPERATIONS                     -            (282,260)

NET LOSS ON DISPOSAL OF DISCONTINUED
      OPERATIONS                     -          (2,095,642)
                                ----------      ----------

NET LOSS                         $(189,595)    $(3,131,348)
                                   =======       =========

LOSS PER SHARE
      Continued operations        $(0.004)        $(0.046)
      Discontinued operations        -             (0.144)
                                  -------         --------
                                  $(0.004)        $(0.190)
                                  =======         ========


     Weighted average number of
      common shares outstanding 48,716,510      16,466,771
                                ==========      ==========

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)

                                 COMMON       PAID-IN    CONTRIBUTED
                                 SHARES       CAPITAL      SURPLUS
                                 ------       -------    -----------

Balance - January 31, 1998    24,610,495       $2,461   $2,788,140

Issued 4,500,000 shares of     4,500,000          450       61,750
 common stock for cash
 consideration of $62,200

Issued 5,332,500 common        5,332,500          533       49,792
 shares for consulting and
 public relations services

Issued 2,353,932 common        2,353,932          235       39,765
 shares toward reduction
 of debentures payable
                            ------------ ------------ ------------

Balance - April 30, 1998      36,796,927       $3,679   $2,939,447
                              ==========        =====    =========

Issued 33,760,000 common      33,760,000       3,376    1,318,504
 shares toward reduction of
 debentures payable

Issued 3,740,000 common        3,740,000          374       19,366
 shares for consulting and
 public relations services

Balance - July 31, 1998       74,296,927        7,429    4,277,317
                              ==========        =====    =========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)


                                  JULY 31,        JULY 31,
                                    1998            1997

Cash flows from operating activities

      Net loss                   $(189,595)    $(3,131,348)

      Adjustments to reconcile
       net loss  to net cash used
       in operating activities

      Increase in deferred income
      taxes                          -                (393)

      Amortization                  68,481          74,413

      Decrease in accounts
       receivable                  168,642         123,337
      Decrease in income taxes
       receivable                       -            6,182
      Increase in inventories      (15,801)        (71,822)
      Decrease in sundry assets     48,555          98,260
      Decrease in accounts payable(177,873)        (39,976)
                                   -------         -------

Net cash used for operating
 activities                        (97,591)     (2,941,347)
                                   -------       ---------
Cash flows from financing activities

      Long-term debt            (1,441,475)       (126,398)
      Proceeds on issue of
       common shares             1,494,145       1,091,246
                                 ---------       ---------

Cash provided by financing
 activities                         52,670         964,848
                                    ------         -------

Cash flows from investing activities

      Purchase of capital assets    (9,846)        (13,116)
                                    ------         -------
      Discontinued operations         -         (1,977,738)
                                    ------      -----------

Cash provided by financing
 activities                         (9,846)      1,964,622
                                    -------      ---------

Decrease in short-term deposits
    (Bank indebtedness)            (54,767)        (11,877)

Cash and short-term deposits
    (Bank indebtedness),
      beginning of period         (492,012)       (394,407)
                                   -------         -------
      end of period              $(546,779)      $(406,284)
                                   =======         =======

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 1998
                                   (UNAUDITED)


      The financial information for the six-month periods ended July 31, 1998 and 1997 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of interim periods.

      The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1998 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended January 31, 1998, as filed with the Securities and Exchange Commission.


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

      (c)  Capital assets

           Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

                Leasehold  improvements  - straight  line over term of lease
                Machinery  and  equipment  -  20%  diminishing   balance  Office
                equipment - 20% diminishing balance


      (d)  Revenue recognition

           Revenue is recognized when customers are invoiced for products shipped by the company.

      (e)  Loss per share

           Loss per share is calculated based on the weighted average number of shares outstanding during the period of 48,716,510.

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


4.    Inventories
                                        July 31          January 31
      Inventories consist of:            1998                1998
                                       ---------          ----------

      Raw materials                     $142,265           $144,183
      Packaging                           21,420             20,135
      Finished goods                     197,899            181,465
                                       ---------          ---------

                                        $ 361,584         $ 345,783
                                        ========            ========

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 1998
                                   (UNAUDITED)


5.    Capital assets
                                       July 31                January 31
                                         1998                   1998
                            ______  ___________    ______     __________
                                    Accumulated     Net          Net
                             Cost   Amortization  book value   book value
                             ----   ------------  ----------   ----------


   Leasehold improvements  $    4,221 $    1,862   $  2,359     $  2,556
   Machinery and equipment  2,474,422  1,960,530    513,892      575,488
   Office equipment           111,891     66,498     45,393       42,235
                            ---------  ---------   --------     ---------
                          $2,590,534  $2,028,890  $ 561,644     $620,279
                          ==========  ==========  =========     ========


6.    Bank indebtedness

      The bank indebtedness includes three operating demand loans in the amount of $484,000 which are secured by a registered general assignment of book debts and general security agreements of Mega Blow Moulding Limited.


7.    Long term debt

      The long-term debt consists of two term loans. The term loans are secured by a registered general security agreement having first charge over all assets excluding real property of Mega Blow Moulding Limited. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. The term loans are payable as follows:

      1999             $  152,119
      2000                162,347
      2001                172,615
      2002                182,964
      2003 and following   13,548
                         --------
                          683,593
      Less current
       portion            152,119
                          -------
                        $ 531,474
                        =========

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 1998
                                   (UNAUDITED)


8.    Income taxes

      As of July 31, 1998 the company had a net operating loss carryover of approximately $2,431,000 expiring in various years through 2014.


9.    General and administrative expenses

      General and administrative expenses for the six months ended July 31, 1998 include fees paid by the company for consulting and public relations services in the amount of $72,144.


10.   Discontinued operations

      On July 31, 1997, the company disposed of its subsidiary, Silver 925, Inc.


11.   Contributed surplus

      Contributed surplus represents the premium paid on the issuance of common shares.


12.   Subsequent events

      Subsequent to July 31, 1998, the company entered into an agreement to sell all of the common shares of its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited, for cash consideration of $5,100,000.

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

      (1)  INTERIM PERIODS:

           Results of Operations
           For the six months ended July 31, 1998

      During the six months ended July 31, 1998 the Company's sales decreased by 40% to $2,028,737 from $3,393,115 in the six months ended July 31, 1997. The Company experienced a net loss of $189,595 in the six months ended July 31, 1998 compared to a net loss of $3,131,348 in the six months ended July 31, 1997. The cost of products sold by the Company was 90% of sales during the six months ended July 31, 1998, down from 85% of sales in the six months ended July 31, 1997. The decrease in the cost of products sold is attributable to relatively lower demand for goods. General and administrative expenses decreased in the six months ended July 31, 1998 to $265,653 or 13% of sales, compared to $1,122,835 or 33% of sales in the six months ended July 31, 1997.

           Results of Operations
           For the three months ended July 31, 1997

      During the three months ended July 31, 1998 the Company's net sales decreased by 47% to $920,374 from $1,732,035 in the three months ended July 31, 1997. The Company experienced a net loss of $188,449 in the three months ended July 31, 1998 compared to a net loss of $2,442,584 in the three months ended July 31, 1997. The cost of products sold by the Company was 99% of sales during the three months ended July 31, 1998, up from 87% of sales in the three months ended July 31,1997. The increase is attributable to higher raw material prices and competitive customer pricing strategies. General and administrative expenses decreased in the three months ended July 31,1998 to $151,526 or 16.5% of sales, compared to $306,214 or 18% of sales, in the three months ended July 31, 1997. The decrease is attributable to better operating controls.

      Liquidity and Capital Resources

      The primary sources of liquidity for the Company are funds generated by the operations and borrowing under the Company's loan agreement. Additional information on the loan agreement is described in notes 6 and 7 to the Company's interim Consolidated Financial Statements set forth in part I hereto.

      Current assets totalled $3,222,628 at July 31, 1998 compared to $3,482,659 at January 31, 1998. The decrease is attributable to lower accounts receivable. At July 31, 1998, the Company had nil cash and short-term deposits, and current net bank indebtedness of $546,779. Accounts receivable totalled $440,017 at July 31, 1998 compared to $608,659 at January 31, 1998 and is primarily related to lower product demand.

      As of July 31, 1998, current liabilities totalled $1,518,213 compared to $2,496,876 at January 31, 1998. The decrease is attributable to the recent Debenture Conversion and Support Agreement which the company entered into on June 30, 1998. At July 31, 1998, the Company also had term loans specifically incurred to finance the Company's acquisition of Mega Blow.

      The Company's bank indebtedness of $546,779 is secured by a first priority lien on the assets of Mega Blow. The Company also has outstanding $683,593 principal amount due as follows: $152,119 in 1999; $162,347 in 2000; $172,615 in
2001; $182,964 in 2002 and $13,548 in 2003.

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


                                          TREASURY INTERNATIONAL, INC.


                                            /s/ James Hal
Dated:  September 8, 1998               By___________________________
                                          James Hal, President



                                            /s/ Howard Halpern
Dated:  September 8, 1998               By___________________________
                                          Howard Halpern, Principal
                                          Financial Officer