Form 10QSB
period 1998-10-31
TREASURY INTERNATIONAL INC
filed 1999-02-18
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

         (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the quarterly period ended October 31, 1998

                                            OR

         ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the transition period from __________ to __________

                  Commission File Number: 0-28514
                                          -------

                          TREASURY INTERNATIONAL, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       DELAWARE                        98-0160284
               ------------------------            --------------------
               (State or Other Jurisdiction           (I.R.S. Employer
              of Incorporation or Organization)     Identification Number)

         1183 Finch Avenue West, Suite 508, North York, Ontario M3J 2G2
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  416-663-0668
                                                 ------------

               ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No
    -------               -------


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 88,320,677 shares of Common Stock, par value $.0001 per share were outstanding as of February 9, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statement

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      October 31      January 31
CURRENT                                                                 1998             1998
                                                                     (Unaudited)

      Accounts receivable                                          $    485,126     $   608,659
      Inventories (Notes 2 and 4)                                       512,054         345,783
      Sundry assets                                                      32,703          72,020
                                                                       __________     _________

                                                                        1,029,883     1,026,462
GOODWILL                                                                1,675,275     1,744,122

CAPITAL ASSETS (Notes 2 and 5)                                            541,562       620,279
                                                                        _________     _________

                                                                     $  3,246,720   $ 3,390,863
                                                                     ============   ===========

                                   LIABILITIES
CURRENT
         Bank indebtedness (Note 7)                                  $    464,992   $   492,012
         Accounts payable and accrued liabilities                       1,077,931       997,188
         Current portion of long-term debt                                156,234     1,007,676
                                                                     ------------   -----------
                                                                        1,699,157     2,496,876

DEFERRED INCOME TAXES                                                      53,056        52,957
LONG-TERM DEBT (Note 8)                                                   488,047     1,117,392

                                                                        2,240,260     3,667,225
                                                                     ------------   -----------


                              SHAREHOLDERS' EQUITY
SHARE CAPITAL
         Authorized
                  100,000,000 Common shares at $.0001

         Issued
                   86,206,927 Common shares                                 8,620         2,461

CONTRIBUTED SURPLUS (Note 12)                                           4,277,326     2,788,140

DEFICIT                                                                (3,279,486)   (3,066,963)
                                                                        ---------     ---------
                                                                        1,006,460     ( 276,362)
                                                                        ---------     ---------
                                                                     $  3,246,720   $ 3,390,863
                                                                     ============   ===========

                          TREASURY INTERNATIONAL, INC.
                   INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                       NINE MONTHS ENDED OCTOBER 31, 1998
                                  (UNAUDITED)



                                                                      October 31      October 31
                                                                         1998            1997

Balance, beginning of period                                       $( 3,066,963)   $ ( 1,556,912)

Net loss for the period                                             (   212,523)     ( 1,415,821)
                                                                   ------------    -------------
Balance, end of period                                             $( 3,279,486)   $ ( 2,972,733)
                                                                   ============    =============


                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)

                                                                 October 31      October 31
                                                                    1998            1997

REVENUE                                                         $ 3,395,865    $ 4,750,944

COST OF GOODS SOLD                                                2,816,383      4,195,459
                                                                -----------    -----------
GROSS PROFIT                                                        579,482        555,485

EXPENSES

         General and administrative (Note 10)                       718,107      1,468,741
                                                                    -------      --------

LOSS FROM OPERATIONS  BEFORE
         UNDERNOTED ITEMS                                       (   138,625)   (   913,256)
                                                                    -------        -------
         Financial                                                   73,898        102,401
                                                                     ------        -------

         NET LOSS FROM CONTINUED OPERATIONS                     (   212,523)   ( 1,015,657)

         NET LOSS FROM DISCONTINUED OPERATIONS                           -     (   282,260)

         NET LOSS ON DISPOSAL OF
         DISCONTINUED OPERATIONS (NOTE 11)                               -     (   117,904)
                                                                    -------        -------
         NET LOSS                                               $(  212,523)  $( 1,415,821)
                                                                ===========    ===========
         LOSS PER SHARE
                  Continued operations                           (    0.003)   (     0.061)
                  Discontinued operations                                -     (     0.024)
                                                                      -----         ------
                                                                $(    0.003)  $(     0.085)
         Weighted Average Number of Common                      ===========   ============
         Shares Outstanding                                      61,243,332     16,525,394
                                                                ===========   ============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)


                                                                   October 31       October 31
                                                                      1998             1997

REVENUE                                                         $  1,367,128     $  1,357,829

COST OF GOODS SOLD                                                   983,334        1,310,930
                                                                ------------     ------------
GROSS PROFIT                                                         383,794           46,899

EXPENSES

         General and administrative                                  338,075          271,493
                                                                ------------     ------------
INCOME (LOSS) FROM OPERATIONS BEFORE
         UNDERNOTED ITEMS                                             45,719     (   224,594)

         Financial                                                    22,749          37,617
                                                                ------------     -----------
INCOME (LOSS) FROM CONTINUED OPERATIONS                               22,970     (   262,211)

NET GAIN ON DISPOSAL OF
DISCONTINUED OPERATIONS                                                    -        1,977,738
                                                                ------------     ------------
NET INCOME                                                      $     22,970     $  1,715,527
                                                                ============     ============
INCOME PER SHARE                                                $     0.0003     $      0.104
                                                                ============     ============
Weighted Average Number of Common
Shares Outstanding                                                 61,243,332      16,525,394
                                                                =============    ============

                          TREASURY INTERNATIONAL, INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)




                                    COMMON        PAID-IN        CONTRIBUTED
                                    SHARES        CAPITAL          SURPLUS


Balance-January 31, 1998          24,610,495    $  2,461       $ 2,788,140

Issued 4,500,000 shares of         4,500,000         450            61,750
common stock for cash
consideration of $62,200

Issued 5,332,500 shares of         5,332,500         533            49,792
common stock for consulting and
public relations services

Issued 2,353,932 common shares     2,353,932         235            39,765
toward reduction of debentures     ---------      ------       -----------
payable

Balance-April 30, 1998            36,796,927        3,679        2,939,447
                                  ----------       ------      -----------
Issued 33,670,000 common
shares toward reduction of
debentures payable                33,670,000       3,367         1,318,513

Issued 3,740,000 common
shares for consulting
and public relations
services                           3,740,000         374            19,366


Balance-July 31, 1998             74,206,927    $  7,420       $ 4,277,326
                                  ----------    --------       -----------
Issued 12,000,000 common
shares in lieu of
compensation                      12,000,000       1,200                 -
                                  ----------    --------       -----------
Balance-October 31, 1998          86,206,927    $  8,620       $ 4,277,326
                                  ==========    ========       ===========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)


                                                                   October 31     October 31
                                                                      1998           1997
Cash flows from operating activities

         Net loss
                                                                $( 212,523)     $(3,393,559)

         Adjustments to reconcile net loss to net cash used in operating activities

         Increase (decrease)in deferred income taxes                     99      (    1,161)
         Amortization                                               162,906         110,043
         Decrease in accounts receivable                            123,533          95,285
         Decrease in income taxes receivable                              -           6,182
         Increase in inventories                                (   166,271)     (   70,211)
         Decrease in sundry assets                                   39,317         112,160
         Increase in accounts payable                                80,743          72,743
                                                                -----------     -----------
Net cash provided by (used in)
         operating activities                                        27,804      (3,068,518)
                                                                -----------     -----------
Cash flows from financing activities

         Long-term debt                                         ( 1,480,787)     (  203,142)
         Proceeds on issue of common shares                       1,495,345       1,134,246
                                                                -----------     -----------
Cash provided by financing activities                                14,558         931,104
                                                                -----------     -----------
Cash flows from investing activities

         Purchase of capital assets                             (    15,342)     (   33,370)
             Discontinued operations                                      -       1,977,738

Cash provided by (used in)
         investing activities                                   (    15,342)      1,944,368
                                                                -----------      ----------
Decrease (increase) in bank indebtedness                             27,020      (  193,046)

Bank indebtedness, beginning of period                          (   492,012)     (  394,407)
                                                                -----------     -----------
Bank indebtedness, end of period                               $(   464,992)   $(   587,453)
                                                               ============    ============

                           TREASURY INTERNATIONAL, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1998
                                   (UNAUDITED)



1.       Nature of business

         Treasury International, Inc. is a holding company which, through its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited, distributes a variety of consumer and industrial products. The company was incorporated on August 18, 1995 in the State of Delaware.

          The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1998 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended January 31, 1998, as filed with the Securities and Exchange Commission.

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

         (c)      Capital assets

                  Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

                     Leasehold improvements - straight line over term of lease Machinery and equipment - 20% diminishing balance
                     Office equipment        - 20% diminishing balance


         (d)      Goodwill

                  The goodwill arises on the purchase of common shares of Mega Blow Moulding Limited. Amortization is provided on a straight line basis over a twenty year period.


         (e)      Revenue recognition

                  Revenue is recognized when customers are invoiced for products shipped by the company.

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1998
                                   (UNAUDITED)


         (f)      Income per share

                  Income per share is calculated based on the weighted average number of shares outstanding during the period of 61,243,332.

         (g)      General

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


4.       Inventories
                                                 October 31      January 31
         Inventories consist of:                   1998            1998
                                                 ----------      ---------

         Raw materials                          $   158,563     $  144,183
         Packaging                                   27,365         20,135
         Finished goods                             326,126        181,465
                                                -----------     ----------
                                                $   512,054     $  345,783
                                                ===========     ==========

5.       Goodwill

                                                October 31                       January 31
                                                   1998                            1998
                                    --------     ----------      ----------     ----------
                                                 Accumulated        Net            Net
                                      Cost      Amortization     book value     book value
                                    --------    ------------     ----------     -----------

                                   $1,835,918     $160,643      $1,675,275      $1,744,122

6.       Capital assets

                                                October 31                       January 31
                                                   1998                            1998
                                    --------     ----------      ----------     ----------
                                                 Accumulated        Net            Net
                                      Cost      Amortization     book value     book value
                                    --------    ------------     ----------     -----------


         Leasehold improvements    $    4,221    $    1,957     $   2,264       $   2,556
         Machinery and equipment    2,479,918     1,984,860       495,058         575,488
         Office equipment             111,891        67,651        44,240          42,235
                                   ----------    ----------     ---------       ---------
                                   $2,596,030    $2,054,468     $ 541,562       $ 620,279
                                   ==========    ==========     =========       =========


                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1998
                                   (UNAUDITED)



7.       Bank indebtedness

         The bank indebtedness includes two operating demand loans in the amount of $465,574 which are secured by a registered general assignment of book debts and general security agreements of book debts and general security agreements of Mega Blow Moulding Limited.


8.       Long term debt

          The long-term debt consists of two term loans. The term loans are secured by a registered general security agreement having first lien over all assets excluding real property of Mega Blow Moulding Limited. The term loans bear interest at rates varying from 6.47% to bank prime plus 1.75%. The term loans are payable as follows:


         1999                         $ 156,234
         2000                           166,415
         2001                           176,971
         2002 and following             144,661
                                      _________
                                        644,281

         Less current portion           156,234
                                      _________

                                      $ 488,047
                                      =========


9.       Income taxes

         As of October 31, 1998 the company had a net operating loss carryover of approximately $ 2,358,000 expiring in various years through 2014.


10.      General and administrative expenses

         General and administrative expenses for the nine months ended October 31, 1998 include fees paid by the company for consulting and public relations services in the amount of $ 111,745.


Discontinued operations

     On July 31, 1997, the company disposed of its subsidiary, Silver 925, Inc.

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1998
                                   (UNAUDITED)


Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.


Subsequent events

     Subsequent to July 31, 1998, the company entered into an agreement to sell all of the common shares of its wholly-owned subsidiary, Mega Blow Moulding Limited, for cash consideration of $5,100,000.


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

         (1)      INTERIM PERIODS:
                  ---------------
                  Results of Operations
                  For the nine months ended October 31, 1998

     During the nine months ended October 31, 1998 the Company's sales decreased by 28.5% to $3,395,865 from $4,750,944 in the nine months ended October 31, 1997. The Company experienced a net loss of $212,523 in the nine months ended October 31, 1998 compared to a net loss of $1,415,821 in the nine months ended October 31, 1997 due to a reduction in the level of consulting and public relations services contracted by the Company and also a cessation in expenses related to Silver 925, Inc., a former subsidiary. The cost of products sold by the Company was 82.9% of sales during the nine months ended October 31, 1998, down from 88% of sales in the nine months ended October 31, 1997. The decrease in the cost of products sold is attributable to better purchasing practices. General and administrative expenses decreased in the nine months ended October 31, 1998 to $718,107 or 21% of sales, compared to $1,468,741 or 31% of sales in the nine months ended October 31, 1997 due to lower consulting and public relations services contracted by the Company.


                  Results of Operations
                  For the three months ended October 31, 1998.

     During the three months ended October 31, 1998 the Company's net sales increased by .01% to $1,367,128 from $1,357,829 in the three months ended October 31, 1997. The Company experienced a net income of $22,970 in the three months ended October 31, 1998 compared to a net income of $1,715,527 in the three months ended October 31, 1997 as a result of a net gain on the disposition of Silver 925, Inc., a former subsidiary. The cost of products sold by the Company was 72% of sales during the three months ended October 31, 1998, down from 97% of sales in the three months ended October 31,1997. The decrease is attributable to better purchasing practices. General and administrative expenses increased in the three months ended October 31,1998 to $338,075 or 25% of sales, compared to $271,493 or 20% of sales, in the three months ended October 31, 1997. The increase is attributable to higher actual administration expenses relative to budget.


         Liquidity and Capital Resources:
         -------------------------------
     The primary sources of liquidity for the Company are funds generated by the operations and borrowing under the Company's loan agreement. Additional information on the loan agreement is described in notes 7 and 8 to the Company's interim Consolidated Financial Statements set forth in part I hereto.

     Current assets totalled $1,029,883 at October 31, 1998 compared to $1,026,462 at January 31, 1998. At October 31, 1998, the Company had no cash or short-term deposits, and current net bank indebtedness of $464,992. Accounts receivable totalled $485,126 at October 31, 1998 compared to $608,659 at January 31, 1998 and is primarily related to the timing of receivables collection.

     As of October 31, 1998, current liabilities totalled $1,699,157 compared to $2,496,876 at January 31, 1998. The decrease is attributable to the elimination of the Company's debenture obligations which were previously issued on October 30, 1996. At October 31, 1998, the Company also had term loans that were specifically incurred to finance the Company's acquisition of Mega Blow.

    The Company's bank indebtedness of $464,992 is secured by a first priority lien on the assets of Mega Blow.

     The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, if the funds available under the Company's financing agreements, together with its current cash and cash equivalents, are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing.

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits

         (b)   Reports on Form 8-K.  None


                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TREASURY INTERNATIONAL, INC.


                                              /s/ James Hal
Dated:  February 18, 1999                  By___________________________
                                             James Hal, President


                                              /s/ Howard Halpern
Dated:  February 18, 1999                  By___________________________

                                             Howard Halpern, Principal
                                             Financial Officer