Form 10KSB
period 1999-01-31
TREASURY INTERNATIONAL INC
filed 1999-07-29
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)
         X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1999
                                OR
      ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________.


                         Commission File Number: 0-28514

                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


          Delaware
--------------------------------                     98-0160284
 (State or Other Jurisdiction of             --------------------------------
 Incorporation or Organization)              (IRS Employer Identification No.)

   1081 King St., E 2nd Floor                         N2G 2N1
    Kitchener, Ontario                               ---------
 -------------------------------                     (Zip Code)
 (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (519) 579-3424

    Securities Registered Pursuant to Section 12(b) of the Act:   None

    Securities Registered Pursuant to Section 12(g) of the Act:   None


       Title of Each Class:          Name of Each Exchange on which Registered:
       -------------------           -----------------------------------------
Common Stock, par value $0.0001                         None
            per share



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No |X|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      As of January 31, 1999, 88,320,677 shares of the registrant's common stock were outstanding.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 20, 1999 was $6,528,009.

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


ITEM 1.  Description of Business

Overview

      Treasury International, Inc.'s focus is the development and acquisition of proprietary assets in vertical markets that offer significant growth potential. Treasury's mandate is to enhance shareholder value through an asset management and acquisition strategy that targets companies where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

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

      On October 30, 1996, the Company acquired all of the issued and outstanding common shares of Megatran, a Canadian company based in metropolitan Toronto, Ontario that owns all of the issued and outstanding common stock of Mega Blow Moulding Limited ("Mega Blow"). The purchase price for the Megatran shares was $2,863,182, of which $2,111,302 was paid in cash and the balance was paid by delivery of debentures in the original principal amount of $751,880, which debentures are convertible into shares of the Company's Common Stock. On December 1, 1998, the Company sold all of its indirect equity interest in Mega

Blow for $5,100,000, of which $250,000 was paid in cash, $850,000 is held as a note receivable to be paid directly to Mega Blow's bank to repay its line of credit and the remaining $4,000,000 is evidenced by a promissory note.

      On February 25, 1997 the Company acquired all of the outstanding capital stock of Silver 925, Inc. ("Silver"), a Florida corporation based in Miami, at an aggregate purchase price of $2,000,000, of which $200,000 was due as a cash payment over a five-year period and $1,800,000 was to be paid in shares of Treasury's common stock. On September 19, 1997, the Company entered into an Agreement with James Hal, Silver and each of Moche Bendayan, Salomon Bendayan and Edward Kozial (collectively, the "Purchasers"), pursuant to which the Company resold to the Purchasers all of the outstanding shares of Silver's common stock (the "Silver Shares"). In consideration for the repurchase of the Silver Shares and in settlement of all obligations of the Company and James Hal under the terms of that certain Agreement dated as of June 18, 1996, as amended as of February 25, 1997, the Company issued to the Purchasers an aggregate of 752,500 shares of the Company's common stock.

      The Company's principal executive offices are located at 1081 King Street, E 2nd Floor, Kitchener, Ontario, Canada N2G 2N1, and its telephone number is
(519) 579-3424.

Recent Development

      On May 7, 1999, Treasury completed the purchase of Pioneer Media Group ("Pioneer"), a company that provides technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business to business communication. Pioneer is also involved in the development of Internet based enterprise commerce solutions that allow companies to link their customers and vendors as well as integrate internal applications on a variety of networks and platforms.

      Pioneer has built a proprietary database of product information regarding over 300 of the leading manufactuers of industrial products. From this database, Pioneer publishes print, CD-ROM and Internet based catalog solutions for its industrial customers located across Canada. Pioneer receives and reproduces information for the database, using the latest technology tools, in the format required for the target publishing media. Pioneer is responsible for the maintenance of the electronic information and the output applications. All printing and CD replication is outsourced through 3rd party sources with Pioneer providing all pre-press and authoring services.

      Pioneer also builds dynamic web sites which enable Internet users to access the information available from a company's print catalog. Efficiencies are built into the publishing process using a single database to serve information to each publishing media. The strength of Pioneer is its ability to provide customers with a complete end-to-end print, CD-ROM and Internet publishing solution. Pioneer's current target markets include distributors and manufacturers of industrial, maintenance repair and operation, fastener, fluid power, power transmission, electrical, plumbing, occupational health and safety products.

Corporate Summary and Growth Strategies

      With the change of management and redefinition of the Company's business, Treasury will now pursue the following objectives defined by our mandate:

      1. Strategic Market Position. Pioneer Media Group, through initiatives such as database catalog publishing and dynamic web site development, offers Treasury an early entry into the rapidly developing Internet and information asset management arena. Our competitive advantages include our ability to adapt to the changing technological environment and the implementation of business solutions that leverage Pioneer's proprietary information database. Treasury is also seeking an alliance with a transaction-based software solutions provider.

      2. Asset Productivity. The consolidation of corporate activities allows us to focus our energy and resources on emerging opportunities, accountable and complimentary to Treasury. The resulting synergies from consolidation and the organization's efficient business process yields higher velocity of transactions, shorter time in getting products to market and better return for each asset dollar investment.

      3. Growth Potential. The Internet and other emerging technologies have and will continue to have a tremendous impact on today's businesses. In particular, the rate at which information is exchanged will affect a company's productivity, profitability and survival. We believe that Treasury is well positioned to provide beneficial technology-based business solutions that focus on awareness (products and capabilities), preference (name and brand recognition) and market share.

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

Employees

      As of June 30, 1999, the Company had 2 full time officers, 3 sales and marketing representatives, 1 administrator and 5 production personnel. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Patents and Trademarks

      Due to the nature of Treasury's operations, it does not currently hold any existing or pending patents or trademarks outside of the Company's and its subsidiaries' names.


ITEM 2.  Properties

      The Company leases 2,200 square feet of space in Kitchener, Ontario, Canada as administrative offices and production facilities at a rental rate of $1300 (Canadian Dollars) per month. The current lease period expires on August 31, 2001, with an option to renew until August 31, 2003.


ITEM 3.  Legal Proceedings

      The Company is not currently engaged in any legal proceedings and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

      On June 8, 1998, an amendment to the Certificate of Incorporation increasing the authorized shares of common stock from 50,000,000 to 100,000,000.

      On November 30, 1998, the sale of 100% of the stock of the Company's indirect subsidiary Mega Blow Moulding Limited, a company engaged in the manufacture and marketing of custom plastic containers, to 1299004 Ontario Corporation, an Ontario corporation (the "Sale") on the terms contained in that certain Stock Purchase Agreement dated August 11, 1998 and amendment thereto dated as of September 30, 1998.

                              PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters

     In December 1995, the Company's Common Stock commenced trading on the NASDAQ "pink sheets" under the symbol "TREY." On April 12, 1996, the Common
Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from December, 1997 through January 31, 1999 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

      Quarter Ended                            High Bid  Low Bid
      -------------                            --------  -------
      April 30, 1997                           $0.31     $0.19
      July 31, 1997                            $0.20     $0.20
      October 31, 1997                         $0.06     $0.06
      January 31, 1998                         $0.15     $0.142
      April 30, 1998                           $0.046    $0.039
      July 31, 1998                            $0.13     $0.125
      October 31, 1998                         $0.09     $0.085
      January 31, 1999                         $0.08     $0.08

      As of June 30, 1999, there were 140 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

      The Company has undertaken the following unregistered sales of its Common Stock. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

                                                                      Exemption
            Title of                     Amount of   Price or         under
Date        Securities Transaction Type  Securities  Consideration    Securities
            Sold                         Sold                         Act
---------------------------------------------------------------------------
Feb. 23,    Common     For Services      1,400,000   $190            sec. 4 (2)
1998        Stock      Rendered
May 5, 1998 Common     Debt Conversion   1,000,000   $27,000         sec. 4 (2)
            Stock      (729759 Alberta
                       Limited)
May 5, 1998 Common     Debt Conversion   1,000,000   $27,000         sec. 4 (2)
            Stock      (GHQ Limited)
Aug. 10,    Common     Cancellation of   8,000,000   To cancel      Regulation S
1998        Stock      Options to James              11,500,000
                       Hal                           options
Aug. 10,    Common     Cancellation of   4,000,000   To cancel      Regulation S
1998        Stock      Options to                    7,500,000
                       Howard Halpern                options

                                                                      Exemption
            Title of                     Amount of   Price or         under
Date        Securities Transaction Type  Securities  Consideration    Securities
            Sold                         Sold                         Act
---------------------------------------------------------------------------
Oct. 30,    Common     Debt Conversion   33,670,000  $1,000,000     Regulation S
1998        Stock
Nov. 30,    Common     Sale of Silver      113,750   N/A            Regulation S
1998        Stock      925
Jan. 28,    Common     For Services      2,000,000   $60,000        Regulation S
1999        Stock      Rendered


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Overview

      Treasury is an asset management company in the business of acquiring other organizations and creating resultant synergies primarily in North America.

      During the next 12 to 24 months, Treasury will continue its expansion goals. The company's acquisition strategy achieves the following objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and
iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase its future subsidiaries' market share, the Company will seek to acquire key competitors or companies having important products and synergies with existing company operations. Present operations are also planned to be streamlined in order to reduce costs.

      The  following   discussion   should  be  read  in  conjunction  with  the
Consolidated Financial Statements of the Company included in this annual report.

Fiscal 1999 compared to Fiscal 1998

      Net sales decreased during fiscal year 1999 to $3.6 million, down approximately 42% from $6.1 million in fiscal year 1998. The decrease in net sales reflects the inclusion of only nine months' of the results of operations of Mega Blow, a former subsidiary, compared to twelve months in 1998. The Company experienced a net income of $2,158,635 for its fiscal year ended January 31, 1999, an increase of approximately 241% when compared to the Company's net loss of $1,529,782 in fiscal year ended January 31, 1998. Among the significant items impacting the 1999 results were the net gain of $2,811,231 realized on the sale of Mega Blow which occurred on November 30, 1998.

      The cost of sales for fiscal 1999 represented 76% of net sales, or $2,714,875, representing nil change compared to 76% of net sales, or $4,628,960, in fiscal 1998.

      Operating, general and administrative expenses decreased in fiscal 1999 to $1,446,337, or approximately 40% of sales, compared to $2,126,998, or approximately 35% of sales, in fiscal 1998. The decrease is attributable to the inclusion of only ten months' results of operations of Mega Blow in fiscal year 1999, compared to twelve months' results of operations in fiscal year 1998.

Fiscal 1998 Compared to Fiscal 1997

      Net sales increased during the fiscal year ended January 31, 1998 to over $6.1 million, up approximately 189% from $2.1 million in the fiscal year ended January 31, 1997. The increase in net sales reflects the inclusion of Mega Blow's results of operations from the twelve month period. The Company experienced a net loss of $1,437,986 for its fiscal year ended January 31, 1998, an increase of approximately 40% when compared to the Company's net loss of $1,032,084 in the fiscal year ended January 31, 1997. Among the signficant items impacting the 1998 results were increased expenses resulting from the disposition of Silver as well as extensive marketing and consulting arrangements undertaken by the company.

      The cost of sales for fiscal 1998 represented 76% of net sales, or $4,628,960, a 166% increase compared to 82% of net sales, or $1,743,380, in fiscal 1997. The increase is attributable to significantly greater net sales from Mega Blow's operations.

      Operating, general and administrative expenses increased in fiscal 1998 to $1,846,345, or approximately 30% of sales, compared to $1,151,128, or approximately 54% of sales, in fiscal 1997. The increase is attributable to significantly higher sales and expenses related to the disposition of Silver.

Liquidity and Capital Resources

      The primary sources of liquidity for the Company were funds generated from the sale of Mega Blow.

      On October 30, 1996, the company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow. The purchase price of $2,863,182 consisted of $1,361,302 cash and debentures of $1,501,880. Subsequently, on November 30, 1998, the company sold Mega Blow for $5,100,000, of which $250,000 was received as a deposit, $4,000,000 and $850,000 were received as a promissory note and a note receivable respectively.

      As of January 31, 1999, current assets totalled $873,054 compared to $1,026,462 at January 31, 1998. The decrease is attributable to the Company's sale of Mega Blow and the resultant elimination of physical inventories. As of January 31, 1999, accounts receivables totalled $850,000 compared to $608,659 as of January 31, 1998, representing an increase of 40%, due to the offsetting effects of the elimination of customer trade receivables of Mega Blow and the recognition of the note receivable for $850,000 on the sale of Mega Blow. This note was due on May 31, 1999 but company management agreed to extend the due date of the note to July 22, 1999. At fiscal year end 1999, the Company had cash on hand of $19,956. The cash balance was utilized for working capital purposes.

      The Company also holds a promissory note receivable from the purchasers of its subsidiary in the amount of $4,000,000. This promissory note was due on May 31, 1999 but the Company's management agreed to extend the due date of the promissory note to July 22, 1999. As of July 20, 1999 the note is still outstanding.

      As of January 31, 1999, current liabilities totalled $1,324,409 compared to $2,496,876 as of January 31, 1998. The decrease is attributable to the sale of the Company's subsidiary.

      As of January 31, 1999, the Company remained as guarantor to Mega Blow and, its banker, the Royal Bank of Canada to a maximum amount of $850,000 that was negotiated as part of the sale of Mega Blow. This amount is reflected as the current portion of long-term debt as referenced in note 6 of the financial statements.

      The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. However, there can be no assurance that the Company will be able to realize on its promissory and notes receivables and therefore be able to repay its debts. If the funds available after the existing promissory and note receivables, together with its current cash and cash equivalents are not sufficient to meet the company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings and additional public or private debt or equity financings.

      The Company also received proceeds from the transactions listed in the table regarding unregistered sales of common stock in Item 5 ("Market For Common Equity and Related Stockholder Matters").

ITEM 7.  Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of Bromberg & Associate, independent certified public accountants thereon, are presented beginning at page F-I.


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

NAME                         AGE  TITLE
----                         ---  ------
Dale Doner                   43   Chief Executive Officer, President
                                  and Chairman of the Board
Marlin Doner                 33   Chief Operating Officer, Chief
                                  Financial Officer and Director
Lawrence Zeiben              32   Director
Mark Murphy                  37   Director
James Hal (a.k.a. James      37   Director
Halioua)

      Messrs. Dale Doner and Marlin Doner are brothers.

      Mr. Dale Doner has been the Chief Executive Officer, President and Chairman of the Board of Treasury since January 22, 1999. Since 1992 as an independent business consultant, Mr. Doner has directed corporate mergers, acquisitions and restructuring and been involved in public company turnarounds. In addition, Mr. Doner and family operate a 960 acre foundation pedigree forge seed production farm.

      Mr. Marlin Doner has been the Chief Operating Officer and a director of Treasury since March 1, 1999 and Chief Financial Officer since June 1, 1999. In 1993, Mr. Doner founded Pioneer Media Group, a leading Canadian publisher of industrial catalogs. From 1987 to 1992 he was President of Pioneer Safety Inc. ("PSI"), a Canadian distributor of industrial and occupational health and safety products. Upon the sale of the assets of PSI, Mr. Doner served as Marketing Coordinator for the acquiring company. Mr. Doner received his Bachelor of Economics from Wilfrid Laurier University in 1987. Since 1995, he has been a director for the Evangelical Missionary Church of Canada.

     Mr. Mark Murphy has been a director of Treasury since July 20, 1999. From 1990 to 1998, Mr. Murphy served as President of Virtual Systems Inc. where he oversaw the product development and VAR channel management for an award winning retail point of sale system. In 1998, Mr. Murphy established Virtual Systems Solutions Inc. to provide custom software products and business automation solutions. Mr. Murphy received his Bachelor of Economics from Albion College in 1982.

     Mr. Lawrence Zeiben has been a director of Treasury since January 22, 1999. From 1990 to 1995, Mr. Zeiben was a consultant in tax and estate planning. Since 1998, as President of Corporate Tax he has been controller for several multi-national firms. Further, Mr. Zeiben has extensive knowledge of taxation, corporate finance and strategic planning.

     Mr. James Hal has been a Director of the Company since the Company's inception in August 1995. From August 1995 to January 1999, Mr. Hal also served as Chief Executive Officer and Chairman of the Board. Mr. Hal was the President and Chief Financial Officer of JJAMP from its inception in September 1993 through acquisition by the Company in August 1995. From 1983 to 1993, Mr. Hal was the President of Tropi-Golf Inc. of Concord, Canada. He was previously a Director for Gaming Lottery Corp., a company trading both on the NASDAQ and on the Toronto Stock Exchange, and Le Print Express, Inc., which trades on the Canadian Dealer Network (CDN).

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

      Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 1998, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, including each of the officers and directors of the Company named above have filed initial statements of beneficial ownership and have filed reports on Form 4 regarding transactions in the securities.


ITEM 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation for each of the Company's fiscal years since inception for the (i) the Company's Chief Executive officer during the fiscal year ended January 31, 1999 and (ii) each other executive officer of the Company whose compensation during the fiscal year ended January 31, 1999 exceeded $100,000.


Name          Fiscal   Annual Compensation      Long-Term Compensation
              Year
                       -----------------------------------------------
                       Annual       Annual      Securities
                       Salary       Bonus       underlying options
----------------------------------------------------------------------
James Hal (1) 1999     $47,517          --             200,000
Dale Doner(2) 1999     $15,000          --               --
------------------
1.  Resigned on January 22, 1999.
2.  Appointed on January 22, 1999.

Stock Option Grants Table

      The following table provides information with regard to stock options granted to the persons named in the foregoing compensation table:


                  Number of        % Total Options
                  Securities       Granted to       Exercise  Expiration
Name of Grantee   Underlying       Employees in     Price     Date
                  Options          Fiscal Year
                  Granted
------------------------------------------------------------------------
James Hal         200,000          41.7%            $0.10     06-25-98


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


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of July 20, 1999 by
(i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:

  Name and Address     Beneficial Ownership of       Current Percent
                       Common Stock                  of Class (1)
  ---------------------------------------------------------------------
  Dale Doner
  1081 King St., E             28,537,599                 31%
  Kitchener, Ontario
  Canada  N2G 2N1

  Marlin Doner
  1081 King St., E             3,630,000                   4%
  Kitchener, Ontario
  Canada  N2G 2N1

 Name and Address     Beneficial Ownership of       Current Percent
                       Common Stock                  of Class (1)
  ---------------------------------------------------------------------
  Mark Murphy
  37630 Interchange            4,929,000                   5%
  Dr.,
  Farmington Hills, MI
  USA  48335

  All directors,
  executive officers           37,096,599                 41%
  and 5% owners, as a
  group:

------------------------------------------

* Less than one percent.

(1) Computed on the basis of 89,320,677 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exerciseable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.


ITEM 12.  Certain Relationships and Related Transactions

      On August 10, 1998, the Company issued to James Hal, a director and the former Chief Executive Officer of the Company, and Howard Halpern, the former Chief Financial Officer and a former director of the Company, 8,000,000 and 4,000,000 shares, respectively, in consideration of $1,200 for services rendered and the cancellation of 19,000,000 options exercisable at $.05 per share.


ITEM 13.  Exhibits, List and Reports on Form 8-K

      (a) Exhibits

3.1   Certificate of Incorporation of the Company, as amended*

3.2   By-Laws of the Company.*

4.1   Form of Junior 0%  Convertible  Subordinated  Debenture  due  October  30,
      1999.**

4.2 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

4.3 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

10.1  Treasury International, Inc. 1995 Stock Option Plan.*

10.2 Stock Purchase Agreement, dated as August 11, 1998 and amendment thereto dated as of September 30, 1998, by and between Treasury International, Inc. and 1299004 Ontario
      Corporation.***

21    Subsidiaries of the Company

23.1  Consent of Bromberg & Associate

27.0  Financial Data Schedule
--------------------------------------------------

   * Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended, originally filed with the SEC on October 21, 1996.

  ** Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on December 20, 1996.

 *** Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on May 27, 1999.



       (b) Reports on Form 8-K

      None.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TREASURY INTERNATIONAL, INC.



                               By: /s/ Dale Doner
                                   __________________________________
                                    Dale Doner
                                    Chief Executive Officer



                               By: /s/ Marlin Doner
                                   __________________________________
                                    Marlin Doner
                                    Chief Financial Officer



      Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature                      Title                                  Date
---------                      -------                                -----

/s/  Dale Doner                Chief Executive Officer, President July 28, 1999
Dale Doner                     and Chairman of the Board


/s/ Marlin Doner               Chief Financial Officer           July 28, 1999
Marlin Doner                   and Director


/s/ Lawrence Zeiben            Director                          July 28, 1999
Lawrence Zeiben

/s/ Mark Murphy                Director                          July 28, 1999
Mark Murphy

/s/ James Hal                  Director                          July 28, 1999
James Hal

                          TREASURY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 1999

                                      INDEX



                                                            Page

Auditors' report..........................................   F-2

Consolidated balance sheet................................   F-3

Consolidated statement of deficit.........................   F-5

Consolidated statement of operations......................   F-6

Consolidated statement of changes in shareholders' equity.   F-7

Consolidated statement of cash flows......................   F-8

Notes to consolidated financial statements................  F-9

                                AUDITORS' REPORT



       Bromberg & Associate
                                        1183 Finch Ave. West, Suite  305
                                        Toronto, Ontario M3J 2G2
                                        Phone: (416)663-7521
        CHARTERED ACCOUNTANTS            Fax: (416) 663-1546



Board of Directors and Shareholders
Treasury International, Inc.


We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 1999 and 1998, and the consolidated statements of operations, deficit, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the corporation as at January 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       BROMBERG & ASSOCIATES
                                       CHARTERED ACCOUNTS




TORONTO, CANADA
JUNE 15, 1999

                          TREASURY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 1999



                             ASSETS

                                        1999              1998
CURRENT
      Bank                           $  19,956         $ -
      Accounts receivable (Note 4)     850,000          608,659
      Inventories                            -          345,783
      Sundry assets                      3,098           72,020
                                     ------------      -----------

                                       873,054         1,026,462

PROMISSORY NOTE RECEIVABLE (Note 4)  4,000,000                -

GOODWILL                                     -         1,744,122

CAPITAL ASSETS (Notes 3 and 5)           6,935          620,279

                                     $4,879,989       $3,390,863
                                     ============      ===========



                           LIABILITIES

CURRENT
      Bank indebtedness (Note 6)       $   -         $   492,012

      Accounts payable and accrued        83,807         997,188
        liabilities
      Current portion of long-term     1,240,602       1,007,676
        debt (Note 6)
                                       -----------     -----------
                                       1,324,409       2,496,876

DEFERRED INCOME TAXES                         -           52,957

LONG-TERM DEBT                                -        1,117,392
                                       -----------     -----------

                                      $1,324,409      $3,667,225
                                      ===========     ===========

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL
      Authorized
           100,000,000 common shares at $.0001
      Issued
           88,320,677 common shares        8,832           2,461
      Contributed surplus (Note 9)     4,455,076       2,788,140

DEFICIT                                 (908,328)     (3,066,963)
                                       -----------     -----------

                                       3,555,580       (276,362)
                                       -----------     -----------

                                       $4,879,989      $3,390,863
                                       ===========     ===========




APPROVED ON BEHALF OF THE BOARD


/s/ James Hal                             /s/ Marlin Doner
____________________________            _____________________________________
     James Hal, Director                   Marlin Doner, Director

                          TREASURY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF DEFICIT
                           YEAR ENDED JANUARY 31, 1999





                                         1999            1998

Balance, beginning of year           $(3,066,963)    $(1,556,912)

Net income (loss) for the year        2,158,635       (1,529,782)

Adjustments to prior year taxes               -          19,731
                                     -------------    ------------

Balance, end of year                 $(908,328)       $(3,066,963)
                                     =============    ============

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 31, 1999



                                            1999          1998

REVENUE                                  $3,583,715    $6,128,827

COST OF GOODS SOLD                       2,714,875     4,628,960
                                         -----------   -----------

GROSS PROFIT                               868,840     1,499,867
                                         -----------   -----------

EXPENSES

      Warehouse and factory                320,320       568,465
      General and administrative           978,769     1,403,193
      Selling and delivery                 147,248       155,340
                                         -----------   -----------

                                         1,446,337     2,126,998
                                         -----------   -----------

LOSS FROM OPERATIONS before undernoted   (577,497)     (627,131)
items

      Financial                             80,463       128,191
                                         -----------   -----------

LOSS BEFORE INCOME TAXES                 (657,960)     (755,322)

Deferred income taxes                      (5,364)       (1,204)
                                         -----------   -----------

NET LOSS FROM CONTINUED OPERATIONS       (652,596)     (754,118)

NET GAIN ON SALE OF SUBSIDIARY (Note 3)  2,811,231             -

NET LOSS FROM DISCONTINUED OPERATIONS            -     (282,260)

NET LOSS ON DISPOSAL OF DISCONTINUED             -     (493,404)
OPERATIONS
                                         -----------   -----------

NET INCOME (LOSS)                        $2,158,635    $(1,529,782)
                                         ===========   ===========

Income (loss) per common share           $     0.03    $    (0.09)
                                         ===========   ===========

Weighted average number of common        $67,679,323   $17,955,714
shares outstanding
                                         ===========   ===========

                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           YEAR ENDED JANUARY 31, 1999



                                  COMMON     PAID-IN   CONTRIBUTED
                                  SHARES     CAPITAL     SURPLUS
                                  ------     -------    ----------
Balance-January 31, 1998         24,610,495  $ 2,461    $2,788,140

Issued 4,500,000 shares of       4,500,000       450        61,750
common stock for cash
consideration of $62,200

Issued 5,332,500 shares of       5,332,500       533        49,792
common stock for consulting and
public relations services

Issued 2,353,932 common shares   2,353,932       235        39,765
toward reduction of debentures
payable
                                 -----------------------------------

Balance-April 30, 1998           36,796,927    3,679     2,939,447
                                 -----------------------------------

Issued 33,670,000 common shares  33,670,000    3,367     1,318,513
toward reduction of debentures
payable

Issued 3,740,000 common shares   3,740,000       374        19,366
for consulting and public
relations services
                                 -----------------------------------

Balance-July 31, 1998            74,206,927    7,420     4,277,326
                                 -----------------------------------

Issued 12,000,000 common shares  12,000,000    1,200             -
in lieu of compensation
                                 -----------------------------------

Balance-October 31, 1998         86,206,927    8,620     4,277,326
                                 -----------------------------------

Issued 113,750 common shares      113,750         12         7,950
for consulting and public
relations services

Issued 2,000,000 common shares   2,000,000       200       169,800
for consulting and public
relations services
                                 -----------------------------------

Balance-January 31, 1999         88,320,677   $8,832   $ 4,455,076
                                 ===================================

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 31, 1999

                                              1999        1998
Cash flows from operating activities

      Net income (loss)                    $2,158,635  $(1,529,782)

      Adjustment to reconcile net loss to          -           -
      net cash used in operating
      activities

      Proceeds on issue of common shares      78,227     730,946
      for services received

      Adjustment to prior year income taxes       -      19,731

      Decrease in deferred income taxes     (52,957)     (1,204)

      Amortization                            84,147     229,450

      Decrease (Increase) in accounts      (241,341)     203,698
      receivable

      Decrease in income taxes receivable          -       6,182

      Decrease in inventories                345,783      40,132

      Decrease in sundry assets               68,922      72,521

      Decrease in accounts payable         (913,381)    (21,740)
                                           ----------- -----------

Net cash provided by (used for) operating  1,528,035   (250,066)
activities
                                           ----------- -----------

Cash flows from financing activities
      Promissory note receivable           (4,000,000)         -
      Long-term debt                       (884,466)   (217,205)
      Proceeds on issue of common shares   1,595,080     404,300
                                           ----------- -----------

Cash provided by (used for) financing      (3,289,386)   187,095
activities
                                           ----------- -----------

Cash flows from investing activities
      Goodwill                             1,744,122           -
      Net (purchase) disposal of capital     529,197    (34,634)
      assets
                                           ----------- -----------

Cash provided by (used for) investing      2,273,319    (34,634)
activities
                                           ----------- -----------

Decrease (increase) in bank indebtedness     511,968    (97,605)

Bank indebtedness, beginning of year       (492,012)   (394,407)
                                           ----------- -----------

Cash (Bank indebtedness), end of year      $  19,956   $(492,012)
                                           =========== ===========

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1999


1.   Nature of business

    Treasury International, Inc. is a holding company which was incorporated on August 18, 1995 in the State of Delaware.

2.   Summary of significant accounting policies

    (a)  Basis of consolidation

        These consolidated financial statements include the accounts of the company and the revenues and expenses of its wholly-owned subsidiaries, Megatran Investments Ltd. and Mega Blow Moulding Limited, from November 1, 1996 to November 30, 1998, which was the date Mega Blow Moulding Limited was sold.

    (b)  Capital assets

        Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

              Office equipment - 20% diminishing balance

    (c)  Revenue recognition

        Revenue is recognized when customers are invoiced for products shipped by the company.

    (d)  Income per share

        Income per share is calculated based on the weighted average number of shares outstanding during the period of 67,679,323.

    (e)  General

        These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.   Business combination and sale

    On October 30, 1996, the company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow Moulding Limited.

    The purchase price of $2,863,182 consisted of $1,361,302 cash and debentures of $1,501,880. On November 30, 1998, the company sold Mega Blow Moulding Limited for $5,100,000 of which $250,000 was received as a deposit and $4,850,000 of notes receivable are owed to the company by the purchasers.

4.   Promissory note receivable

    The promissory note receivable is due May 31, 1999 in the amount of $4,000,000. There is a note also due May 31, 1999 in the amount of $850,000 as a result of the sale of Mega Blow Moulding Limited relating to the repayment of the intercompany payable and bank debt.

    Further to the Stock Purchase Agreement, dated August 11, 1998, the company agreed to extend the due date of the notes to July 22, 1999.

5.   Capital assets

                                      1999                 1998
                         -------------------------------  --------
                                    Accumulated Net       Net
                           Cost     Amortization book      book
                                                 value     value
                         ---------  ----------  --------  --------
     Leasehold           $    -     $     -     $    -    $2,556
       improvements
     Machinery and            -           -          -    575,488
       equipment
     Office equipment    18,314      11,379      6,935    42,235
                         ---------  ----------  --------  --------

                         $18,314    $11,379     $6,935  $620,279
                         =========  ==========  ========  ========

6. Current portion of long term debt

    The current portion of long-term debt is owed to the company's former subsidiary Mega Blow Moulding Limited.

7.   Income taxes

    As at January 31, 1999 the company had a net operating loss carryover of approximately $2,623,000 expiring in various years through 2014.

8.  General and administrative expenses

    General and administrative expenses for the year ended January 31, 1999 include fees paid by the company for consulting and public relations services in the amount of $289,707.

9.  Contributed surplus

    Contributed surplus represents the premium paid on the issuance of common shares.

                                   EXHIBIT 21


                              None.