Form 10QSB
period 1999-04-30
TREASURY INTERNATIONAL INC
filed 1999-09-03
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1999

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                  98-0160284
---------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

           1081 King St., E 2nd Floor
                 Kitchener, Ontario                              N2G 2N1
     ----------------------------------------                  -----------
     (Address of Principal Executive Offices)                   (Zip Code)



       1183 Finch Ave West, Suite 508, North York, Ontario Canada M3J 2G2
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X              No
         -------                 -------

         As of April 30, 1999, 88,320,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 20, 1999 was $6,528,009.

PART I Financial Information

ITEM 1.  Financial Statements


 Bromberg & Associate
                                                1183 Finch Ave. West, Suite 305
----------------------                          Toronto, Ontario M3J 2G2
                                                Phone: (416) 663-7521
CHARTERED ACCOUNTANTS                           Fax: (416) 663-1546



ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Treasury International, Inc.

We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at April 30, 1999, and the interim consolidated statements of operations, and cash flows for the years then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted audited standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                                                          BROMBERG & ASSOCIATES
                                                          CHARTERED ACCOUNTS





TORONTO, CANADA
August 26, 1999

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                              AS AT APRIL 30, 1999
                                   (UNAUDITED)



ASSETS


                                                                       April 30,                    January 31,
                                                                         1999                         1999
                                                                      ----------                   -----------
CURRENT
         Bank                                                            $  3,707               $        19,956
         Accounts receivable (Note 3)                                     850,000                       850,000
         Due from Wexcap Group, LLC                                         3,000                             -
         Sundry assets                                                      1,770                         3,098
                                                                 -------------------           -------------------

                                                                          858,477                       873,054

PROMISSORY NOTE RECEIVABLE (Note 3)                                     4,000,000                     4,000,000


capital assets (Notes 2 and 4)                                              6,588                         6,935
                                                                 -------------------           -------------------
                                                                      $ 4,865,065                   $ 4,879,989
                                                                 ===================           ===================




LIABILITIES


current
         Accounts payable and accrued liabilities                         129,862                        83,807
         Current portion of long-term debt (Note 5)                     1,240,602                     1,240,602
                                                                 -------------------           -------------------

                                                                       $1,370,464                    $1,324,409
                                                                 ===================           ===================


SHAREHOLDERS' EQUITY


SHARE CAPITAL
         Authorized
              100,000,000 common shares at $.0001
         Issued
              88,320,677 common shares                                      8,832                         8,832
         Contributed surplus (Note 7)                                   4,455,076                     4,455,076

DEFICIT                                                                  (969,307)                     (908,328)
                                                                 -------------------           -------------------

                                                                        3,494,601                     3,555,580
                                                                 -------------------           -------------------

                                                                       $4,865,065                    $4,879,989
                                                                 ===================           ===================

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                        THREE MONTHS ENDED APRIL 30, 1999
                                   (UNAUDITED)



                                                                        April 30,                  April 30,
                                                                           1999                       1998
                                                                       -----------                 ---------


Balance, beginning of period                                            $(908,328)                 $(3,066,963)

Net loss for the period                                                   (60,979)                     (24,095)
                                                                 --------------------         --------------------



Balance, end of period                                                 $ (969,307)                 $(3,091,058)
                                                                 ====================         ====================


                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTH PERIOD ENDED APRIL 30, 1999
                                   (UNAUDITED)


                                                                           April 30,                 April 30,
                                                                             1999                       1998
                                                                           ---------                 ---------

REVENUE                                                                   $          -          $      1,108,363

COST OF GOODS SOLD                                                                   -                   923,590
                                                                        ----------------        ------------------

GROSS PROFIT                                                                         -                   184,773
                                                                        ----------------        ------------------

EXPENSES

         General and administrative                                             60,979                   172,737
                                                                        ----------------        ------------------

INCOME (LOSS) FROM OPERATIONS                                                   60,979                    12,036
                                                                        ----------------        ------------------

before under noted items

         Financial                                                                   -           $        36,131
                                                                        ----------------        ------------------


NET LOSS                                                                 $      60,979           $        24,095
                                                                        ================        ==================



Earnings per share                                                       $        0.00            $        0.00

                                                                        ================        ==================

Weighted average number of common shares outstanding                        88,320,677                34,594,427
                                                                        ================        ==================

                          TREASURY INTERNATIONAL, INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE MONTH PERIOD ENDED APRIL 30, 1999
                                   (UNAUDITED)



                                                              COMMON             PAID-IN          CONTRIBUTED
                                                              SHARES             CAPITAL            SURPLUS
                                                          ----------------    -------------    -------------------
Balance-January 31, 1999                                      88,320,677            $ 8,832          $4,455,076

No shares of common issued during period                               -                  -                   -
                                                          ----------------    -------------    -------------------

Balance-April 30, 1999                                        88,320,677            $ 8,832         $ 4,455,076
                                                          ================    =============    ===================


                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     THREE MONTH PERIOD ENDED APRIL 30, 1999
                                   (UNAUDITED)


                                                                           April 30,                 April 30,
                                                                             1999                       1998
                                                                           ---------                 ---------
Cash flows from operating activities

         Net income (loss)                                                $    (60,979)         $        (24,095)

         Adjustment to reconcile net loss to net cash used in operating activities

         Amortization                                                              347                    58,610

         Decrease in accounts receivable                                             -                    13,005

         Increase in inventories                                                     -                  (109,206)

         Decrease in sundry assets                                               1,328                    42,137

         Increase (Decrease) in accounts payable                                46,055                  (169,554)

         Increase in amount due from Wexcap Group                                3,000                         -
                                                                        ----------------        ------------------

Net cash used for operating activities                                         (16,249)                 (189,103)
                                                                        ----------------        ------------------

Cash flows from financing activities
         Long-term debt                                                              -                   (25,531)
         Proceeds on issue of common shares                                          -                   112,525
                                                                        ----------------        ------------------

Cash provided by financing activities                                                -                    86,994
                                                                        ----------------        ------------------

Cash flows from investing activities
         Purchase of capital assets                                                  -                     1,492
                                                                        ----------------        ------------------

Cash used for investing activities                                                   -                     1,492
                                                                        ----------------        ------------------

Increase in bank indebtedness                                                  (16,249)                 (103,601)

Cash (bank indebtedness), beginning of period                                   19,956                  (492,012)
                                                                        ----------------        ------------------

Cash (bank indebtedness), end of period                                  $       3,707          $       (595,613)
                                                                        ================        ==================

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 1999


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

(d)      Income per share

              Income per share is calculated based on the weighted average number of shares outstanding during the period of 88,320,677.

(e)      General

              These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.

Promissory note receivable

       The promissory note receivable was due May 31, 1999 in the amount of $4,000,000. There was a note also due May 31, 1999 in the amount of $850,000 as a result of the sale of Mega Blow Moulding Limited relating to the repayment of the inter-company payable and bank debt.

       Further to the Stock Purchase Agreement, dated August 11, 1998, the Company agreed to extend the due date of the notes to September 10, 1999.


4.       Capital assets

                                                              April 30                             January 31
                                                                1999                                  1999
                                        -----------------------------------------------------    ---------------
                                                              Accumulated         Net book          Net book
                                             Cost            Amortization          value             value
                                        ---------------     ----------------    -------------    ---------------

      Office equipment                       $18,314              $11,726          $ 6,588             $ 6,935
                                        ---------------     ----------------    -------------    ---------------


                                             $18,314              $11,726          $ 6,588              $6,935
                                        ===============     ================    =============    ===============


5.       Current portion of long term debt

       The current portion of long-term debt includes an amount owed to the Company's former subsidiary Mega Blow Moulding Limited.

6.       Income taxes

       As at April 30, 1999 the Company had a net operating loss carryover of approximately $2,684,000 expiring in various years through 2014.

7.       Contributed surplus

       Contributed surplus represents the premium paid on the issuance of common shares.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Overview

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

     Treasury is an asset management company in the business of acquiring other organizations and thereby creating resultant synergies, enhanced business development opportunities and strengthened management structures for its other business assets.

     On November 30, 1998, Treasury sold its only operating subsidiary, Mega Blow Mouldings Limited ("MBML"). In exchange for its interest in MBML the Company received a non-refundable deposit of $250,000, a promissory note of $4,000,000 and the release of Treasury's as guarantor for MBML's debt at the Royal Bank of Canada. The promissory note is due on September 10, 1999, the date to which management has agreed to extend the original due date of May 31, 1999.

     On May 7, 1999, Treasury completed the purchase of Pioneer Media Group ("Pioneer"), a company that provides technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business to business communications. Pioneer is also involved in the development of Internet based enterprise commerce solutions that allow companies to link their trading partners as well as integrate internal applications on a variety of networks and platforms.

     Pioneer has built a proprietary database of product information regarding over 300 of the leading manufacturers of industrial products. From this database, Pioneer publishes print, CD-ROM and Internet based catalog solutions for its industrial customers located across Canada. Pioneer receives and reproduces information for the database, using the latest technology tools, in the format required for the target publishing media. Pioneer is responsible for the maintenance of the electronic information and the output applications. All printing and CD replication is outsourced through 3rd party sources with Pioneer providing all pre-press and authoring services.

     Pioneer also builds dynamic web sites which enable Internet users to access the information available from a company's print catalog. Efficiencies are built into the publishing process using a single database to serve information to each publishing media. Management believes that the strength of Pioneer is its ability to provide customers with a complete end-to-end print, CD-ROM and Internet publishing solution. Pioneer's current target markets include distributors and manufacturers of industrial, maintenance repair and operation, fastener, fluid power, power transmission, electrical, plumbing, occupational health and safety products.

     During the next 12 to 24 months, Treasury intends to continue its expansion goals. The Company's acquisition strategy includes the following objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and
iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase its future subsidiaries' market share, the Company will seek to acquire key competitors or companies having important products and synergies with existing company operations. Present operations are also planned to be streamlined in order to reduce costs during this important growth phase.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Company included in this annual report.


(1)  INTERIM PERIODS
     Result of Operations
     For the three months ended April 30, 1999.


     During the three months period ended April 30, 1999 the Company had no sales of products or services. The decrease in sales is the result of the disposition of MBML, the Company's only operating subsidiary. The Company experienced a net loss of $60,979 in the three month period ended April 30, 1999, compared to a net loss of $24,095 in the three month period ended April 30, 1998. Principally this amount is the result of professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company.

     Operating, general and administrative expenses in the three month period ended April 30, 1999 were $60,979, representing a 65% decrease from the same period in the previous year.

     The Company will continue to reduce operating, general and administrative expenses during this transitional phase.



     Liquidity and Capital Resources

     The Company's management is developing a business plan that summarizes its business strategy. The plan details the Company's entry into new and emerging e-commerce initiatives through Pioneer Media Group, its wholly owned subsidiary. Management believes the future for Treasury is its ability to capitalize on emerging technologies that link trading partners in end to end enterprise commerce solutions.

     Current assets totalled $858,477 at April 30, 1999 compared to $873,054 at January 31, 1999. At April 30, 1999, the Company had $3,707 in cash and short-term deposits and a note receivable for $850,000 from the disposition of MBML. The Company also holds a promissory note from the purchasers of its subsidiary in the amount of $4,000,000. This promissory note was due on May 31, 1999 but the Company's management agreed to extend the due date of the promissory note to September 10, 1999.

     Current liabilities totalled $1,370,464 at April 30, 1999 compared to $1,324,409 at January 31, 1999. As of April 30, 1999 the Company remained guarantor to MBML and its banker, the Royal Bank of Canada, to a maximum amount of $850,000; negotiated as part of the sale of MBML. This amount is included in the current portion of long-term debt (Note 5) of the financial statements.

Where the amount due on the completion date of the Prommissory Note and Note Receivable is to be paid to retire the long-term debt with the Royal Bank of Canada.

     The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. The primary sources of liquidity for the Company are the funds generated from the sale of Mega Blow. However, there can be no assurance that the Company will be able to realize on its promissory and notes receivables and therefore be able to repay its debts. If the funds available after the existing promissory and note receivables, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings and additional public or private debt or equity financings.



     PART II.       OTHER INFORMATION



     Item 6.        Exhibits and Reports on Form 8-K



              (a)   Exhibits

                    27.01 - Financial Data Schedule

              (b)   Reports on Form 8-K.  None

SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          TREASURY INTERNATIONAL, INC.






Dated:  August 30, 1999           By  /s/ DALE DONER
                                          _____________________________________
                                          Dale Doner, President







Dated:  August 30, 1999           By /s/ MARLIN DONER
                                         ______________________________________
                                         Marlin Doner, Chief Financial Officer