Form 10QSB
period 1999-07-31
TREASURY INTERNATIONAL INC
filed 1999-12-02
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999

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

                       1081 King St., E 2nd Floor
                           Kitchener, Ontario            N2G 2N1
               ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Yes         X              No
         -------                 ------

         As of July 31, 1999, 93,320,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 30, 1999 was $6,746,889.

PART I Financial Information
ITEM 1.  Financial Statements   TREASURY INTERNATIONAL, INC.

ACCOUNTANTS' REVIEW REPORT


                                                 1183 Finch Ave.West, Suite 305
                                                 Toronto, Ontario  M3T 2G2
       CHARTERED ACCOUNTANTS                     Phone:  (416) 663-7521
                                                 Fax:     (416) 663-1546



Board of Directors and Shareholders
Treasury International, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Treasury International, Inc. as at July 31, 1999 and interim consolidated statements of operations and cash flows for the six month period then ended, in accordance with statements on standard for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted audit standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to be in conformity with generally accepted accounting principles.


                                                  BROMBERG & ASSOCIATE
                                                  CHARTERED ACCOUNTANTS




TORONTO, CANADA
NOVEMBER 19, 1999

                          Treasury International, Inc.
                       Interim Consolidated Balance Sheet
                               As at July 31, 1999
                                   (Unaudited)

                                     ASSETS


                                                                              July 31, 1999          January 31, 1999
                                                                             ----------------       -----------------

Current
       Bank                                                                   $         -            $         19,956
       Accounts Receivable                                                            262,516                 850,000
       Due from Wexcap Group                                                            3,000                       -
       Sundry Assets                                                                   16,404                   3,098
                                                                              ----------------       -----------------
       TOTAL CURRENT ASSETS                                                           281,920                 873,054

Promissory Note Receivable (Note 3)                                                 3,990,000               4,000,000

goodwill (Notes 2b  & 4)                                                              384,214                       -

Research and development costs (Note 2c & 5)                                           52,770                       -

capital assets (Notes 2d & 6)                                                          13,394                   6,935
                                                                             -----------------      ------------------
TOTAL ASSETS                                                                  $     4,722,298        $      4,879,989
                                                                             =================      ==================

                                   LIABILITIES

Current Liabilities
       Bank Indebtedness                                                      $       28,620         $              -
       Account Payable and Accrued Liabilities                                        85,450                   83,807
       Current portion of long-term debt (Note 7)                                  1,240,602                1,240,602
                                                                              -----------------      -----------------
                                                                                    1,354,672               1,324,409
       Notes Payable (Note 8)                                                         285,180                       -
                                                                              -----------------      -----------------
TOTAL LIABILITIES                                                             $     1,639,852        $      1,324,409
                                                                              -----------------      -----------------
                              SHAREHOLDERS' EQUITY

SHARE CAPITAL
       Authorized
              100,000,000 common shares
       Issued
              93,320,677 common shares
                                                                                        9,332                   8,832

CONTRIBUTED SURPLUS (Note 10)                                                       4,746,576               4,455,076

DEFICIT (Note 11)                                                                  (1,673,462)               (908,328)
                                                                              -----------------      -----------------
                                                                                    3,082,446               3,555,580
                                                                              -----------------      -----------------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                     $     4,722,298         $     4,879,989
                                                                              =================      =================




                          Treasury International, Inc.
                    Interim Consolidated Statement of Deficit
                         Six Months Ended July 31, 1999
                                   (Unaudited)



                                                                                July 31, 1999          July 31, 1998
                                                                              -----------------      ------------------

       Balance, Beginning of Period                                                 ($908,328)           ($2,975,167)

       Adjustment to Selling Price of Mega Blow Mouldings Limited (Note 11)         ($850,000)                     -

       Net (Income) Loss for the Period                                                84,866               (189,595)
                                                                              -----------------      -----------------
        Balance, End of Period                                                    ($1,673,462)           ($3,164,762)
                                                                              =================      =================






                          Treasury International, Inc.
                  Interim Consolidated Statement of Operations
                        Three Months Ended July 31, 1999
                                   (Unaudited)



                                                                                 July 31,1999            July 31,1998
                                                                              -----------------      ----------------

REVENUE From Operations                                                       $        83,350        $     920,374

MANAGEMENT FEE INCOME                                                                  23,333                    -

Interest and Penalty Income                                                           251,097                    -
                                                                             -----------------      -----------------
 TOTAL INCOME                                                                         357,780                -

COST OF GOODS SOLD                                                                     74,262              909,459
                                                                             -----------------      -----------------
GROSS PROFIT                                                                          283,518               10,915

EXPENSES

       General and administrative                                                     133,254              207,295
                                                                             -----------------      -----------------
INCOME (LOSS) FROM OPERATIONS BEFORE UNDER NOTED ITEM                                 150,264             (196,380)

       Interest Expense                                                                 4,419               15,018
                                                                             -----------------      -----------------

NET INCOME (LOSS)                                                             $       145,845       $     (211,398)
                                                                              ================      =================

Income (Loss) per Share                                                                0.0002               (0.004)
                                                                              ================      =================
Weighted Average Number of Common Shares Outstanding                               91,540,103           48,716,510
                                                                              ================      =================





                          Treasury International, Inc.
                  Interim Consolidated Statement of Operations
                         six months Ended July 31, 1999
                                   (Unaudited)



                                                                                  July 31,1999           July 31,1998
                                                                                ---------------       ---------------

REVENUE From Operations                                                         $      83,350         $  2,028,737

MANAGEMENT FEE INCOME                                                                  23,333                    -

Interest and Penalty Income                                                           251,097                    -
                                                                                ---------------       ---------------

TOTAL INCOME                                                                          357,780            2,028,737
                                                                                ---------------       ---------------
 COST OF GOODS SOLD                                                                    74,262            1,833,049
                                                                                ---------------       ---------------
 GROSS PROFIT                                                                         283,518              195,688
                                                                                ---------------       ---------------


EXPENSES

       General and administrative                                                     194,233              380,032
                                                                                ---------------       ---------------

INCOME (LOSS) FROM OPERATIONS BEFORE UNDER NOTED ITEM                                  89,285             (184,344)
       Interest Expense                                                                 4,419               51,149
                                                                                ---------------       ---------------
  NET INCOME (LOSS)                                                              $     84,866         $   (235,493)
                                                                                ===============       ===============
Income (Loss) per Share                                                                0.0001               (0.005)
                                                                                ===============       ===============
Weighted Average Number of Common Shares Outstanding                               91,540,103           48,716,510
                                                                                ===============       ===============


                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTH PERIOD JULY 31, 1999
                                   (UNAUDITED)


                                                             COMMON              PAID-IN            CONTRIBUTED
                                                             SHARES              CAPITAL              SURPLUS
                                                          ---------------      -------------     --------------------

Balance-January 31, 1999                                     88,320,677        $      8,832      $      4,455,076

Issued 1,800,000 shares of common stock for cash              1,800,000                 180                99,820
consideration of $100,000

Issued 3,200,000 shares of common stock for all of            3,200,000                 320               191,680
the outstanding issued shares of Compelis Corporation
(formerly Pioneer Media Group)
                                                          ---------------      -------------     --------------------
 Balance-July 31, 1999                                       93,320,677        $      9,332      $      4,746,576
                                                          ===============      =============     ====================


                          Treasury International, Inc.
                  Interim Consolidated Statement of cash flows
                         Six Months Ended July 31, 1999
                                   (Unaudited)


                                                                                  July 31,1999          July 31,1998
                                                                                 ---------------       ---------------
Cash flows from operating activities

       Net income (loss)                                                         $       84,866       $   (235,493)

       Adjustment to reconcile net income (loss) to net cash used in operating activities

       Amortization                                                                      10,677            114,379

       (Increase) decrease in accounts receivable                                      (262,516)           168,642

       Increase in amount due from Wexcap Group                                          (3,000)                 -

       Increase in inventories                                                                -            (15,801)

       Increase (decrease) in sundry assets                                             (13,306)            48,555

       Increase (decrease) in accounts payable                                            1,643           (177,873)
                                                                                 ----------------      ---------------

Net cash used for operating activities                                                 (181,636)           (97,591)
                                                                                 ----------------      ---------------
Cash flows from financing activities

       Promissory note receivable                                                        10,000                  -
       Notes payable                                                                    285,180                  -
       Long-term debt                                                                         -            (79,595)
       Proceeds on issue of common shares                                               292,000            132,265
                                                                                 ----------------      ---------------

       Cash provided by financing activities                                            587,180             52,670
                                                                                 ----------------      ---------------
Cash flows from investing activities

       Goodwill                                                                        (388,810)                 -
       Research and development costs                                                   (57,566)                 -
       Purchase of capital assets                                                        (7,744)            (9,846)
                                                                                 ----------------      ---------------
Cash used for investing activities                                                     (454,120)            (9,846)
                                                                                 ----------------      ---------------
 Increase in bank indebtedness                                                          (48,576)           (54,767)

Bank balance (indebtedness), beginning of period                                         19,956           (492,012)
                                                                                 ----------------      ---------------
Bank indebtedness, end of period                                                       ($28,620)        $ (546,779)
                                                                                 ================      ===============



                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 1999

The financial information for the six-month periods ended July 31, 1999 and 1998 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (the "Company") without audit. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of interim periods.

The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1999 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended January 31, 1999, as filed with the Securities and Exchange Commission.


1.   Nature of business

     Treasury International, Inc. is a holding company which through its wholly owned subsidiary, Compelis Corporation, is involved in the development of E-Commerce and Web-enabled databases.

2.   Summary of significant accounting policies

          a)   Basis of consolidation


               These consolidated financial statements include the accounts of the company and the revenues and expenses of its wholly-owned subsidiary, Compelis Corporation, from May 7, 1999, the date of acquisition, to July 31, 1999.

          b)   Goodwill

               The goodwill arises on the purchase of common shares of Compelis Corporation. Amortization is provided on a straight line basis over a twenty year period.

          c)   Research and development costs

               The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. Amortization is provided on a straight line basis over a three year period.

          d)   Capital assets

               Capital   assets   are   recorded   at  cost   less   accumulated
               amortization. Amortization is provided as follows:

              Office equipment         -  20% diminishing balance
              Computer equipment       -  30 % diminishing balance
              Leasehold improvements   -  term of lease

          e)   Revenue Recognition

               Revenue is recognized when customers are invoiced for products shipped by the company.

          f)   Income per share

               Income per share is calculated based on the weighted average number of shares outstanding during the period of 91,540,103.

          g)   General

               These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.   Promissory Note Receivable

     The promissory note receivable arose on the sale of the company's subsidiary, Mega Blow Moulding Limited on November 30, 1998.

     Further to an Addendum to the Stock Purchase Agreement dated November 5, 1999, the company agreed to extend the due date of the note to January 31, 2000.

4.   Goodwill


                                         July 31, 1999                                     January 31, 1999
                -----------------------------------------------------------------       ---------------------
                                           Accumulated               Net book                 Net book
                     Cost                  Amortization               value                    value
                ----------------        -------------------       ---------------       ---------------------

                   $388,810                   $4,596                $ 384,214                   $ -
                ================        ===================       ===============       =====================


5.     Research & Development Costs

                                 July 31, 1999                                    January 31, 1999
       ------------------------------------------------------------------       ---------------------
                                   Accumulated               Net book                 Net book
             Cost                  Amortization               value                    value
       ------------------       -------------------       ---------------       ---------------------

            $57,566                   $4,796                  $ 52,770                 $ -
       ==================       ===================       ===============       =====================


6.       Capital assets


                                                          July 31, 1999                          January 31, 1999
                                        ---------------------------------------------------    ---------------------
                                                            Accumulated         Net book             Net book
                                            Cost            Amortization          value               value
                                        --------------    -----------------    ------------    ---------------------

      Office equipment                      $21,715              $12,073         $ 9,642                $6,935
      Computer equipment                     16,406               12,881           3,525                     -
      Leasehold improvements                  1,407                1,180             227                     -
                                        --------------    -----------------    ------------    ---------------------

                                            $39,528              $26,134         $13,394                $6,935
                                        ==============    =================    ============    =====================

7.   Current portion of long-term debt

     The current portion of long-term debt is owed to the company's former subsidiary Mega Blow Moulding Limited.

8.   Notes payable

     The notes payable consist of the following:

       Due Date                                Principal Amount   Interest Rate
                                               -----------------  -------------
       September 30, 1999                            $34,000           12%
       December 31, 1999                              $8,160           12%
       December 31, 1999                             $52,020           15%
       July 15, 2000                                 $40,000           15%
       July 31, 2000                                $100,000           15%
       July 20, 2005                                 $51,000           12%
                                               ----------------
       Total

9.   Income taxes

     As at July 31, 1999, the company had a net operating loss carryover of approximately $2,538,000 expiring in various years through 2014.

10.  Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

11.  Adjustment to selling price of Mega Blow Moulding Limited

     Results from an adjustment to the November 30, 1998 selling price of the Company's subsidiary, Mega Blow Moulding Limited from $5,100,000 to $4,250,000.

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

     On November 30, 1998, Treasury sold its only operating subsidiary, Mega Blow Mouldings Limited ("MBML"). The Company received a non-refundable deposit of $250,000, a Promissory Note ("Note") of $4,000,000 and the release of Treasury as guarantor for MBML's debt at the Royal Bank of Canada. On November 5, 1999 the Company extended the due date of the promissory note to January 31, 2000. In exchange for this extension the Company will book a payment on the note in the amount of $1,394,266 and apply this against the current portion of long term debt shown as a liability on the Company's Balance Sheet. Further the Company will receive its release as a third party guarantor for MBML's debt at the Royal Bank of Canada.

     On May 7, 1999, Treasury completed the purchase of Pioneer Media Group ("Pioneer"), a company that provides technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business to business communications. Pioneer is also involved in the development of Internet based enterprise commerce solutions that allow companies to link their trading partners as well as integrate internal applications on a variety of networks and platforms. Further, Pioneer's internet-based hosted applications and web-enabled industry databases for manufacturers, distributors and retailers drive down the total cost of technology ownership and support.

     Pioneer has built a proprietary database of product information representing over 300 of the leading manufacturers of industrial products. From this database, Pioneer publishes print, CD-ROM and Internet based catalog solutions for its industrial customers located across Canada. Pioneer receives and reproduces information for the database, using the latest technology tools, in the format required for the target publishing media. Pioneer is responsible for the maintenance of the electronic information and the output applications. All printing and CD replication is outsourced through third party sources with Pioneer providing all pre-press and authoring services.

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

     The Company's management is developing a business plan that summarizes its business strategy. The plan details the Company's entry into new and emerging e-commerce initiatives through Compelis Corporation, its wholly owned subsidiary. Management believes the future for Treasury is its ability to capitalize on emerging technologies that link trading partners in end to end enterprise commerce solutions.

Subsequent Events

     On November 1, 1999 the Company launched its web site www.compelis.com to attract new business and inform interested parties about these intiatives. Further the Company plans to launch its Industrial Portal www.commerceIS.com in late November. This web site will host product information from the leading industrial product manufacturers to give Compelis a strategic advantage in the evolution of e-commerce and e-business for the Industrial Supply ("IS") and Maintenance Repair and Operations ("MRO") markets. Compelis will maintain its proprietary databases and provide access through subscription in order to reduce the total cost of ownership and support for implmenters of these technologies.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Company included in this report.


(1)  INTERIM PERIODS
     Result of Operations
     For the three months ended July 31, 1999.


     During the three months period ended July 31, 1999 the Company generated total income of $357,780. The sale of products and services contributed $83,350 and $274,430 came from Management Fee Income and form Interest and Penalty Income charged to the purchasers of the Company's former operating subsidiary Mega Blow Mouldings Ltd. ("MBML"). The sale of MBML, formerly the Company's only operating subsidiary, resulted in a revenue decrease from $2,028,737 at July 31, 1998 to $357,780 at July 31, 1999.

     Operating expenses declined 51% to $194,233 during the reporting period which reflects the streamlining of operations plus the sale of MBML. Principally this amount is the result of professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company and the purchase of Pioneer Media Group (now known as Compelis Corporation). Also included are the three month operating expenses of Compelis Corporation, currently the Company's only operating subsidiary.

     The Company experienced a net profit of $145,845 for the three month period ended July 31, 1999, compared to a net loss of $211,398 for the same period in 1998. The year to date net profit of $84,866 is a 136% improvement from July 31, 1998. These year over year improvements in profitability are the result of more streamlined operations plus were impacted by the interest accrued and penalty income due as a result of the Promissory Note the Company holds from the sale of MBML.

     The Company is continuing its focus to reduce operating, general and administrative expenses during this transitional phase.

     Liquidity and Capital Resources

     Current assets totalled $281,920 at July 31, 1999. This amount reflects a one time adjustment for activity in a previous period of $850,000. On November 30, 1998 the sale of MBML was inaccurately reported by previous management to include an $850,000 note receivable in addition to the $250,000 non-refundable deposit plus the $4,000,000 Promissory Note ("Note") being held from the purchasers, for an aggregated sale price of $5,100,000. Upon further review, subsequent to the year end audit dated January 31, 1999, it is the opinion of management that this adjustment was required to more accurately state the amount realizable from the sale of MBML as $4,250,000 not the $5,100,000 previously reported.

     On June 30, 1999 the Company received a $10,000 payment from the purchasers of MBML that was applied against the outstanding balance of the Note. The due date of the Note has been extended to January 31, 2000 at which time the principal balance plus interest and penalty becomes due.

     Total liabilities totalled $1,639,852 at July 31, 1999. Reflected in this amount is $1,240,602, the current portion of long-term debt, which is an amount Treasury owes to its former subsidiary related to the original purchase of the asset on October 31,1996. On November 5, 1999 Treasury executed an Addendum to the MBML Stock Purchase Agreement with the purchaser of MBML. Treasury will receive its release as guarantor to MBML and its banker, the Royal Bank of Canada within 30 days of the effective date of the Addendum. In addition, Treasury has been released by MBML for the balance of the Inter-company Loan payable by Treasury to MBML in the amount of $1,240,602 plus interest. The total consideration being applied against the balance of the Note is $1,394,266 which includes the $1,240,602 principal payment plus $153,664 interest expense. The result of this transaction is the elimination of the Company's obligations on the Inter-company payable due to its former subsidiary MBML (see Note7 of the financial statements).

     The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. The primary sources of liquidity for the Company are the funds generated from the sale of MBML and the revenue from its Compelis subsidiary. However, there can be no assurance that the Company will be able to realize on its promissory note or generate sufficient revenues from Compelis to be able to repay its debts. If the funds available from the collection of the promissory note, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings and additional public or private debt or equity financings.

     PART II.       OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K


     (a)  Exhibit

                  Exhibit A - Addendum to Stock Purchase Agreement

     (b)  Reports on Form 8-K.

                  None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          TREASURY INTERNATIONAL, INC.







     Dated:  November 19, 1999                      By /s/ DALE DONER
                                                          ______________________

                                                           Dale Doner, President







     Dated:  November 19, 1999                      By /s/ MARLIN DONER
                                                           _____________________

                                                           Marlin Doner, Chief
                                                           Financial Officer