Form 10QSB
period 1999-10-31
TREASURY INTERNATIONAL INC
filed 2000-01-28
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the transition period from __________ to __________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                 98-0160284
    ------------------------------          ---------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification No.)
    Incorporation or Organization)


              1081 King St., E 2nd Floor
                  Kitchener, Ontario                        N2G 2N1
         -----------------------------------------         ----------
         (Address of Principal Executive Offices)          (Zip Code)



             -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes               No X

         As of October 31, 1999, 93,920,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 1999 was $5,219,063.

PART I Financial Information
ITEM 1.  Financial Statements

ACCOUNTANTS' REVIEW REPORT



      BROMBERG & ASSOCIATE                       1183 Finch Ave.West, Suite 305
      ---------------------                      Toronto, Ontario  M3T 2G2
      CHARTERED ACCOUNTANTS                      Phone:  (416) 663-7521
                                                 Fax:    (416) 663-1546


Board of Directors and Shareholders
Treasury International, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Treasury International, Inc. as at October 31, 1999 and the interim consolidated statements of operations and cash flows for the nine months then ended, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                                                         BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS




TORONTO, CANADA
January 24, 2000

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                             AS AT OCTOBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS
                                                                October 31, 1999        January 31, 1999
                                                                ----------------        ----------------
CURRENT
       Bank                                                    $              -         $        19,956
       Accounts Receivable                                              509,590                 850,000
       Due from Wexcap Group                                              3,000                       -
       Sundry Assets                                                      3,083                   3,098
                                                                ----------------         ---------------
       TOTAL CURRENT ASSETS                                             515,673                 873,054

PROMISSORY NOTE RECEIVABLE (Note 3)                                   3,990,000               4,000,000

GOODWILL (Notes 2b  & 4)                                                387,618                       -

RESEARCH AND DEVELOPMENT COSTS (Notes 2c & 5)                            68,860                       -

CAPITAL ASSETS (Notes 2d & 6)                                            12,869                   6,935
                                                                ----------------         ---------------
TOTAL ASSETS                                                         $4,975,020              $4,879,989
                                                                ================         ===============


                                   LIABILITIES

CURRENT LIABILITIES
       Bank Indebtedness                                       $         43,813       $               -
       Account Payable and Accrued Liabilities                          184,404                  83,807
       Current portion of long-term debt (Note 7)                     1,240,602               1,240,602
                                                                ----------------         ---------------
                                                               $      1,468,819       $       1,324,409

NOTES PAYABLE (Note 8)                                                  284,009                       -
                                                                ----------------         ---------------
TOTAL LIABILITIES                                                     1,752,828               1,324,409
                                                                ----------------         ---------------

                              SHAREHOLDERS' EQUITY


SHARE CAPITAL
       Authorized
              100,000,000 common shares
       Issued
              93,920,677 common shares
                                                                          9,392                   8,832

CONTRIBUTED SURPLUS (Note 10)                                         4,770,516               4,455,076

DEFICIT (Note 11)                                                    (1,557,716)               (908,328)
                                                                ----------------         ---------------
                                                                      3,222,192               3,555,580
                                                                ----------------         ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                             $4,975,020              $4,879,989
                                                                ================         ===============



                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                       NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)



                                                                            October 31, 1999         October  31, 1998
                                                                           ------------------       ------------------

       Balance, Beginning of Period as restated                                   ($908,328)              ($3,066,963)

       Adjustment to Selling Price of Mega Blow Moulding Limited                  ($850,000)                        -
       (Note 11)

       Net (Income) Loss for the Period                                             200,612                  (212,523)
                                                                           ------------------       -------------------

       Balance, End of Period                                                   ($1,557,716)              $(3,279,486)
                                                                           ==================       ===================



                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)


                                                                               October 31,1999          October 31,1998
                                                                           -------------------       ------------------
REVENUE From Operations                                                     $          205,092       $       3,395,865

MANAGEMENT FEE INCOME                                                                   33,333                       -

Interest and Penalty Income                                                            455,521                       -
                                                                           -------------------       ------------------


TOTAL INCOME                                                                           693,946               3,395,865

COST OF GOODS SOLD                                                                     170,045               2,816,383
                                                                           -------------------       ------------------
GROSS PROFIT                                                                           523,901                 579,482

EXPENSES

       General and administrative                                                      314,695                 718,107
                                                                           -------------------       ------------------

INCOME (LOSS) FROM OPERATIONS BEFORE UNDER NOTED ITEM                                  209,206                (138,625)

       Interest Expense                                                                  8,594                  73,898
                                                                           -------------------       ------------------

NET INCOME (LOSS)                                                                     $200,612               ($212,523)
                                                                          ====================      ===================

Income (Loss) per Share                                                                $0.0022                 ($0.003)
                                                                           ===================       ==================
Weighted Average Number of Common Shares Outstanding                                92,200,296              61,243,332
                                                                           ===================       ==================

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)


                                                                 October 31,1999        October 31,1998
                                                              -------------------      ------------------

REVENUE FROM OPERATIONS                                        $         121,742       $       1,367,128

MANAGEMENT FEE INCOME                                                     10,000                       -

INTEREST AND PENALTY INCOME                                              204,424                       -
                                                              -------------------      ------------------
TOTAL INCOME                                                             336,166               1,367,128
                                                              -------------------      ------------------
COST OF GOODS SOLD                                                        95,783                 983,334
                                                              -------------------      ------------------
GROSS PROFIT                                                             240,383                 383,794
                                                              -------------------      ------------------
EXPENSES

       General and administrative                                        120,462                 338,075
                                                              -------------------      ------------------
INCOME FROM OPERATIONS BEFORE UNDER NOTED ITEM                           119,921                  45,719

       Interest Expense                                                    4,175                  22,749
                                                              -------------------      ------------------
NET INCOME                                                     $         115,746       $          22,970
                                                              ===================      ==================

Income per Share                                               $          0.0013       $          0.0003
                                                              ===================      ==================

Weighted Average Number of Common Shares Outstanding                  92,200,296              61,243,332
                                                              ===================      ==================


                          TREASURY INTERNATIONAL, INC.
        INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)


                                                             COMMON              PAID-IN            CONTRIBUTED
                                                             SHARES              CAPITAL              SURPLUS
                                                          -------------        -----------        --------------

Balance - January 31, 1999                                   88,320,677          $ 8,832           $ 4,455,076

Issued 1,800,000 shares of common stock for cash              1,800,000              180                99,820
consideration of $100,000

Issued 3,200,000 shares of common stock for all of            3,200,000              320               191,680
the outstanding issued shares of Compelis Corporation
(formerly Pioneer Media Group)
                                                          -------------        -----------        --------------

Balance-July 31, 1999                                        93,320,677          $ 9,332           $ 4,746,576

Issued 600,000 shares of common stock in                        600,000               60                23,940
consideration for the reduction of the notes payable
by $24,000

                                                          -------------        -----------        --------------
Balance - October 31,1999                                    93,920,677          $ 9,392           $ 4,770,516
                                                          =============        ===========        ==============


                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)

                                                                               October 31,1999          October 31,1998
                                                                              -----------------        ----------------
Cash flows from operating activities
       Net income (loss)                                                        $     200,612               ($212,523)
       Adjustment to Retained Earnings                                               (850,000)                      -
       Adjustment to reconcile net income (loss) to net cash used in                        -                       -
       operating activities
       Increase in deferred Income Taxes                                                    -                      99
       Amortization                                                                    24,773                 162,906
       (Increase) decrease in accounts receivable                                     340,410                 123,533
       Increase in amount due from Wexcap Group                                        (3,000)                      -
       Increase in inventories                                                              -                (166,271)
       Decrease in sundry assets                                                           15                  39,317
       Increase in accounts payable                                                   100,597                  80,743
                                                                              -----------------        ----------------

Net cash used for operating activities                                              (186,593)                  27,804
                                                                              -----------------        ----------------

Cash flows from financing activities
       Promissory note receivable                                                      10,000                       -
       Notes payable                                                                  284,009                       -
       Long-term debt                                                                       -              (1,480,787)
       Proceeds on issue of common shares                                             316,000               1,495,345
                                                                              -----------------        ----------------

       Cash provided by financing activities                                          610,009                  14,558
                                                                              -----------------        ----------------

Cash flows from investing activities
       Goodwill                                                                      (396,809)                      -
       Research and development costs                                                 (82,632)                      -
       Purchase of capital assets                                                      (7,744)                (15,342)
                                                                              -----------------        -----------------

Cash used for investing activities                                                   (487,185)                (15,342)
                                                                              -----------------        ----------------

Increase in bank indebtedness                                                         (63,769)                 27,020
Bank balance (indebtedness), beginning of period                                       19,956                (492,012)
                                                                              -----------------        ----------------
Bank indebtedness, end of period                                                     ($43,813)              ($464,992)
                                                                              =================         ===============


                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 1999

The financial information for the nine-month periods ended October 31, 1999 and 1998 presented in this Form 10-QSB has been prepared from accounting records of Treasury International, Inc. (the "Company") without audit. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of interim periods.

The results of operations for the nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of January 31, 1999 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended January 31, 1999, as filed with the Securities and Exchange Commission.


1.   Nature of business

     Treasury International, Inc. is a holding company which through its wholly owned subsidiary, Compelis Corporation, is involved in the development of E-Commerce and Web-enabled databases.

2.   Summary of significant accounting policies

     a)   Basis of consolidation

          These consolidated financial statements include the accounts of the company and the revenues and expenses of its wholly owned subsidiary, Compelis Corporation, from May 7, 1999, the date of acquisition, to October 31, 1999.

     b)   Goodwill

          The goodwill arises on the purchase of common shares of Compelis Corporation. Amortization is provided on a straight-line basis over a twenty-year period.

     c)   Research and development costs

          The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. Amortization is provided on a straight-line basis over a three-year period.

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

     f)   Income per share

          Income per share is calculated based on the weighted average number of shares outstanding during the period of 92,200,296.

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

4.       Goodwill

                               October 31, 1999                                   January 31, 1999
      -------------------------------------------------------------------       ---------------------
                                   Accumulated               Net book                 Net book
             Cost                  Amortization               value                    value
      -------------------       -------------------       ---------------       ---------------------

           $396,809                   $9,191                 $387,618                   $ -
      ===================       ===================       ===============       =====================


5.     Research & Development Costs

                               October 31, 1999                                   January 31, 1999
       ------------------------------------------------------------------       ---------------------
                                   Accumulated               Net book                 Net book
             Cost                  Amortization               value                    value
       ------------------       -------------------       ---------------       ---------------------

            $82,632                   $13,772                 $68,860                   $ -
       ==================       ===================       ===============       =====================


6.   Capital assets

                                                         October 31, 1999                        January 31, 1999
                                        ---------------------------------------------------    ---------------------
                                                            Accumulated         Net book             Net book
                                            Cost            Amortization          value               value
                                        --------------    -----------------    ------------    ---------------------
      Office equipment                      $21,715            $12,243            $9,472               $6,935
      Computer equipment                     16,406             13,183             3,223                    -
      Leasehold improvements                  1,407              1,233               174                    -
                                        --------------    -----------------    ------------    ---------------------

                                            $39,528            $26,659           $12,869               $6,935
                                        ==============    =================    ============    =====================


7.   Current portion of long-term debt

     The current portion of long-term debt is owed to the company's former subsidiary Mega Blow Moulding Limited.

8.   Notes payable

     The notes payable consist of the following:

          Due Date                   Principal Amount   Interest Rate
       --------------                -----------------  --------------
       March 31, 2000                     $ 34,000          12%
       March 31, 2000                     $  8,160          12%
       March 31, 2000                     $ 52,020          15%
        July 15, 2000                     $ 40,000          15%
        July 31, 2000                     $100,000          15%
        July 20, 2005                     $ 49,829          12%
                                      ----------------
       Total

9.   Income taxes

     As at October 31, 1999, the company had a net operating loss carryover of approximately $2,422,000 expiring in various years through 2014.

10.  Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

11.  Adjustment to selling price

     The adjustment results from a change to the November 30, 1998 selling price of the Company's subsidiary, Mega Blow Moulding Limited from $5,100,000 to $4,250,000.

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

     Treasury is an asset management company in the business of acquiring other organizations and assets which build synergies, enhance business development opportunities and strengthen management structures for its other business assets.

     On November 30, 1998, Treasury sold its only operating subsidiary, Mega Blow Mouldings Limited ("MBML"). The Company received a non-refundable deposit of $250,000, a Promissory Note ("Note") of $4,000,000 and the release of Treasury as guarantor for MBML's debt at the Royal Bank of Canada. On November 5, 1999 the Company extended the due date of the promissory note from June 1, 1999 to January 31, 2000. In exchange for this extension the Company has received cash and consideration of $1,394,2266 to retire its long term debt and the interest due on the Inter-company loan payable to its former subsidiary MBML. Further the Company has signed a Guaranty and Indemnity Agreement with the purchaser which releases the Company as a third party guarantor for MBML's debt with the Royal Bank of Canada.

     Treasury, through its wholly owned subsidiary Compelis Corporation, develops Internet based enterprise commerce solutions that allow companies to link their trading partners as well as integrate internal applications on a variety of networks and platforms. These Internet-based hosted applications and web-enabled industry databases for manufacturers, distributors and retailers drive down the total cost of technology ownership and support. Additionally Compelis provides technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business to business communications.

     Compelis hosts a proprietary database of product information from over 300 of the leading manufacturers of industrial products. From this database, Compelis publishes print, CD-ROM and Internet based catalog solutions for its industrial customers. Compelis receives and reproduces information for the database using the latest technology tools and provides output in the formats required for the target publishing media. Compelis is responsible for the maintenance of the electronic information and the output applications, all printing and CD replication is outsourced through third party sources.

     Compelis, through its Active Business Solutions suite of software products builds dynamic web sites which enable Internet users to access information from a company's catalog, integrate with internal management systems to generate request for quotation (RFQ), manage requisitions and place orders via purchase orders or credit card transaction. This Internet-based procurement system automates the flow of information between buyers and sellers to build cost efficiency into each transaction. Management believes that the strength of Compelis is its ability to provide customers with a complete end-to-end print, CD-ROM and Internet commerce solution. Compelis' current target markets include distributors and manufacturers of industrial, maintenance repair and operation
(MRO), fastener, fluid power, power transmission, electrical, plumbing, occupational health and safety products.

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

     Management believes the future for Treasury is its ability to capitalize on emerging technologies that link trading partners in end to end enterprise commerce solutions. The Company is well positioned as an early entrant in the thin client, Internet-based procurement and management systems market with products such as ActiveCatalog and ActiveCommerce for e-business and ActiveRMS for e-retail.

Subsequent Events

     Company information can be found at the following web sites www.compelis.com and www.treyinvestor.com. These sites are to attract new business and inform interested parties about the Company's intiatives. Further the Company has launched its demomonstration site for ActiveCommerce at www.commerceIS.com. to demonstrate the functional capabilities of software. It is populated with product information from leading industrial product manufacturers and gives Compelis a strategic advantage in the evolution of e-commerce and e-business for the Industrial Supply ("IS") and Maintenance Repair and Operation ("MRO") markets. Compelis maintains its proprietary database and provides access through subscription to its customers, reducing the total cost of ownership and support for implementers of these technologies.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Company included in this report.


(1)  INTERIM PERIODS
     ----------------
     Result of Operations
     --------------------
     For the three months ended July 31, 1999.

     During the three months period ended October 31, 1999 the Company realized total income of $336,166. The revenue from operations climbed 46% from the previous quarter as contracts were completed. The sale of Mega Blow Mouldings Ltd. ("MBML"), formerly the Company's only operating subsidiary, resulted in a revenue decrease from $1,367,128 at October 31, 1998 to $336,166 at October 31, 1999.

     Operating expenses continued to decline during the reporting period and reflect the streamlining of operations from the sale of MBML. Operating expenses are principally the result of professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company and the purchase of Pioneer Media Group (now known as Compelis Corporation). Also included are the three month operating expenses of Compelis

Corporation, currently the Company's only operating subsidiary.

     The Company experienced a net profit of $115,746 for the three month period ended October 31, 1999, compared to net income of $22,970 for the same period in 1998. The year to date net profit of $200,612 is a 205% improvement from October 31, 1998. This year over year improvement in profitability are the result of more streamlined operations plus are impacted by the interest accrued and penalty income due on the Promissory Note the Company holds from the sale of MBML.

     The Company is continuing its focus to reduce operating, general and administrative expenses during this transitional phase.

     Liquidity and Capital Resources

     Current assets totalled $515,673 at October 31, 1999. A one time adjustment for activity in a previous period of $850,000 was booked in the second quarter adjusting the sale price of Mega Blow Mouldings Ltd. ("MBML"). On November 30, 1998 the sale of MBML was inaccurately reported by previous management to include an $850,000 note receivable in addition to the $250,000 non-refundable deposit plus the $4,000,000 Promissory Note ("Note") being held from the purchasers, for an aggregated sale price of $5,100,000. Upon further review, subsequent to the year end audit dated January 31, 1999, it is the opinion of current management that this adjustment was required to more accurately state the amount realizable from the sale of MBML as $4,250,000 not the $5,100,000 previously reported.

     On June 30, 1999 the Company received a $10,000 payment from the purchasers of MBML that was applied against the outstanding balance of the Note. The due date of the Note has been extended to January 31, 2000 at which time the principal balance plus interest and penalty becomes due.

     Liabilities totalled $1,752,828 at October 31, 1999. In this amount is $1,240,602, the current portion of long-term debt, which is an amount Treasury owes to its former subsidiary MBML and is related to the original purchase of the asset on October 31,1996. On November 5, 1999 Treasury executed an Addendum to the MBML Stock Purchase Agreement with the purchaser of MBML. In exchange for the extention to the due date of the Promissory Note, Treasury has received its release as guarantor to MBML and its banker, the Royal Bank of Canada. In addition, Treasury has been released by MBML for the balance of the Inter-company Loan, the current portion of long term debt, which is $1,240,602 plus interest. The total consideration being applied against the balance of the
Note is $1,394,266 which includes the $1,240,602 principal payment plus $153,664 interest expense. The result of this transaction, to be booked in the fourth quarter, is the elimination of the Company's obligations on the Inter-company payable due to its former subsidiary MBML (see Note7 of the financial statements).

     The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. The primary sources of liquidity for the Company are the funds generated from the sale of MBML and the revenue from its Compelis subsidiary. However, there can be no assurance that the Company will be able to realize on its promissory note or generate sufficient revenues from Compelis to be able to repay its debts. If the funds available from the collection of the promissory note, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including the establishment of lending facilities, project-specific financings and additional public or private debt or equity financings.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibit

          None

     (b)  Reports on Form 8-K.

          None

SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.



     Dated:  January 25, 2000          By: /s/ DALE DONER
                                               ---------------------
                                               Dale Doner, President







     Dated:  January 25, 2000           By: /s/ MARLIN DONER
                                                -----------------------------
                                                Marlin Doner, Chief Financial
                                                Officer