Form 10KSB
period 2000-01-31
TREASURY INTERNATIONAL INC
filed 2000-05-15
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-KSB


     (Mark One)

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000

                                       OR

__ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________.


                         Commission File Number: 0-28514

                          TREASURY INTERNATIONAL, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                            Delaware                            98-0160284
     ------------------------------------------------      -------------------
     (State or Other Jurisdiction of Incorporation or         (IRS Employer
                      Organization)                         Identification No.)

                1081 King St., E 2nd Floor
                  Kitchener, Ontario                            N2G 2N1
         ----------------------------------------              ---------
         (Address of Principal Executive Offices)              (Zip Code)


        Registrant's telephone number, including area code: (519) 579-3424

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None


                                               Name of Each Exchange on which
       Title of Each Class:                               registered:
-----------------------------------------      ------------------------------
Common Stock, par value $0.0001 per share                    None


         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X|    No __

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of January 31, 2000, 95,101,777 shares of the registrant's common stock were outstanding.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 2000 was $16,390,489. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

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


ITEM 1.  Description of Business

Overview

     Treasury International, Inc.'s is focused on the development and acquisition of proprietary assets in vertical markets that offer significant growth potential. Treasury attempts to build shareholder value through an asset management and acquisition strategy that targets companies where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

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

     On October 30, 1996, the Company acquired all of the issued and outstanding common shares of Megatran, a Canadian company based in metropolitan Toronto, Ontario that owns all of the issued and outstanding common stock of Mega Blow Moulding Limited ("Mega Blow"). The purchase price for the Megatran shares was $2,863,182, of which $2,111,302 was paid in cash and the balance was paid by delivery of debentures in the original principal amount of $751,880, which debentures are convertible into shares of the Company's Common Stock. On December 1, 1998, the Company sold all of its equity interest in Mega Blow for the amount of $4,250,000, of which $250,000 was paid in cash and the remaining $4,000,000 is evidenced by a promissory note. This amount was restated by the current management from the original price of $5,100,000.

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

     On May 7, 1999, Treasury completed the purchase of Pioneer Media Group ("Pioneer"), a company that provides technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business to business communication. Pioneer also develops Internet based enterprise commerce solutions that allow companies to link their customers and vendors as well as integrate internal applications on a variety of networks and platforms.

     On May 7, 1999, Treasury repurchased 3,200,000 common shares of its capital stock through its acquisition of Pioneer. Pioneer owned the shares prior to its purchase by the Company.

     On December 1, 1999, the Company purchased certain proprietary software Assets, Code and Licenses from Virtual System Solutions Inc. of Wixom, Michigan for an aggregate price of $182,446 plus additional development costs in the amount of $55,839. The payment terms were equal payments of $25,000 in each of November, 1999, December 1999 and January 2000; with a final payment of $163,285 due on February 29, 2000. As of March 1, 2000 all obligations under this agreement have been met.

     On October 4, 1999 the name of Pioneer Media Group was changed to Compelis Corporation. Management believes that the new identity more accurately reflects their future vision for the direction of the Company.

     Compelis is a technology solution provider with the following proprietary software assets and activities known as the Active Business Solutions family of products: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank and ActiveHost. In addition, Compelis also provides creative design services which address the Advertising, Marketing and Corporate Identity requirements of its customers through ActiveDesign.

     Compelis offers these products to its clients - manufacturers, distributors and retailers - to help them share their corporate story, showcase their product offerings and allow them to transact business with anyone, anywhere and at anytime. Compelis offers its clients a single technology partner for Internet-based Electronic Commerce (on-line shopping), Electronic Business (online Request for Quote, Quoting, Purchase Order and trading co-operatives), Internet-based Retail Management (including Point-of-Sale, Inventory Control, Customer Database, Inventory Transfer & Allocation, Consolidated Chain

Management and Reporting), Electronic Catalogs (Internet and CD ROM), Print Catalogs, Brochures and Flyers, Creative Design including Corporate Web Sites and Corporate Identity, Aggregated Industry Data and Information Asset Management.

Active Business Solutions
     The ABS family of products is based on leading open systems technology (Microsoft Commercial Internet Systems MCIS), industry proven methodology and more than a decade of design, implementation and support success. In addition, Compelis offers technical expertise in all leading publishing software tools and publishing solutions.

1.       ActiveRMS
     Today's retailer has much more to do than merchandise his store and select the right products to be successful. Retailers need to become computer experts, implementing the right hardware and software in a sophisticated infrastructure that collects, stores and reports information on the product-mix, customers, vendors, employees and stores activity - providing in a timely manner the information needed to make the right decisions.

     Developing and maintaining an effective computer infrastructure takes skill, human resources, and a continual keeping abreast of technology; all of which requires a great deal of time, effort and expense. The current technology deployed by most retailers requires much support, is hardware resource intensive, and restrictive in terms of flexibility, velocity and location. Finally, the nature of today's installations creates significant inefficiencies on an industry basis with each retailer maintaining independently vendor, product and customer lists that are common to all and fails to effectively link trading partners.

     Compelis, as a retail information and technology provider, is successfully addressing these various challenges by redefining how computer solutions are implemented and utilized with leading-edge Internet-based technology, advanced customer support, industry and vertical experience, and strategic relationships. The Internet provides a cost-effective vehicle by which sophisticated software applications can be developed, deployed and supported through ASP partners who provide the technology infrastructure, hosting and support in an outsourced model. With the growth in use and functionality of business to business Internet systems, the opportunity to tie together trading partners (manufacturers, distributors and retailers) as well as e-commerce (retailers and their customers), ActiveRMS has the favourable position of being an early entrant in the thin-client, Internet-based, retail systems market

-    POSNet - Point-of-Sale and Sales functions at store level.
- StoreNet - Functions to manage store operations at the store level incl: purchasing, receiving, reporting, employee maintenance, customer maintenance, etc.
- ChainNet - Functions to manage chain operations at the centralized level incl: centralized purchasing, receiving, reporting, employee maintenance, customer maintenance, store parameters, enterprise parameters, data import/export, etc.
- ReportsNet - Functions to provide centralized reporting available anywhere at anytime.
-    RetailNet - Internet-based E-Commerce.
- KioskNet - Customer Self Serve information and sales functions available at store level as well as in remote locations.
-    RegistryNet - Internet-based Gift Registry.
-    SupplyNet - Internet-based E-Business.

     As an outsourced Internet-based software solution, ActiveRMS generates revenues from three sources: first, from Value Added Reseller (VAR) partners who sell product licenses for each customer installation; second, Application Service Provider (ASP) partners who host and support the ongoing technology infrastructure requirements for ActiveRMS customers; third, from professional services - custom programming, consulting and project management - billings to meet the more sophisticated technology requirements of larger installations. Ongoing revenues are generated from application hosting, help desk support contracts and product training.

2.       ActiveCommerce

     Based on Microsoft's industry leading MS SQL database, industry specific architecture and Internet Commerce Technology - ActiveCommerce is an advanced Internet Commerce-Enabled product Catalog that allows customers to navigate through your product offerings and then view or print in-depth product knowledge as well as conduct numerous transactional processes:

- E-Catalog - display even the most complex of products utilizing a dynamic industry specific database structure allowing for unlimited categorization, the use of an item matrix to present sku variations such as color, size, depth, width, diameter, weight, clarity, etc. Associate item pictures, product specification sheets, description and selling features as well as related products.

- E-Commerce - Allow customers to select items from your catalog and add them directly to the order desk. Select shipping location and accept payment by Visa, MasterCard, Amex and other tender methods - with online payment authorization.

- E-Business - Customers can now request price and availability quotes online freeing up order desk resources. Electronically respond to the RFP, automatically generating and emailing a formal quote that you customer can turn into a PO at the "click of an icon".

- Ad Space - Now you have the opportunity to sell ad space on your website to your suppliers and other 3rd parties. Customize the frequency of display, size of ad and the target audience to build additional revenue points in your site.

- Auction - Allows hosting of live auctions. Enables sites to auction products, accept bids, and determine winners. Users can set reserve prices, minimum bids, start and end dates, bid increments, and resolve bid conflicts. Users can also notify auction participants of important news via DHTML, HTML, or e-mail at any interval.

     Compelis generates revenues from three sources with ActiveCommerce: first, from the sale of product licenses for each installation; second, from the creation of content for the e-commerce solution; third, from the integration of a company's e-commerce initiative with back-end office systems.

3.   ActiveCatalog

     At the core of every commerce solution is the product catalog. Creative Design, Industry and Product knowledge, Print Publishing expertise and Aggregated Industry Databases result in high-quality, unique and effective print catalogs. It is designed to promote corporate image, make product selection easy for your customer and extend the reach and effectiveness of your sales and marketing effort.

     Compelis generates revenue from the creation of content in the catalog - both text and images - plus from the management of print or output to other media. All printing is outsourced through 3rd party sources.

4.   ActiveCD

     Product catalog in electronic format on CD-ROM. Two CD products allow Compelis' customers to tailor their CD's functionality to meet both their marketing requirements and their customers needs.

- PDF Explorer - Utilizing the industry standard Adobe Acrobat Reader, Compelis compiles print catalog pages in the PDF format indexed for both word and category searches allowing easy navigation with creative design attributes that allows for a look and feel tailored to support our client's image and message.

- Contractor's Companion - Distributes product catalogs in a MS Access Database with an easy-to-use application that can be installed on your customers PC. Your customer will be able to use an extensive search engine to easily locate any product, review sales features, view a product picture and generate a Purchase Order that can printed, faxed or emailed.

     Compelis generates revenue from the programming of the CD, the creation of the CD's interface and the CD's content creation. All CD replication is outsourced through 3rd party sources.

5.   ActiveDataBank

     Compelis has taken the time and expense out of maintaining product information in both your print and electronic catalogs through the management (additions, changes and purges) of aggregated industry databases. These databases contains product information from in excess of 300 leading manufacturers of Industrial, Health and Safety, Material Handling, Fluid Power, Fastener and Power Transmission products. From this database, Compelis publishes print, CD-ROM and Internet based catalog solutions for its industrial customers located across Canada. Compelis receives and reproduces information for the database, using the latest technology tools, in the format required for the target publishing media. Compelis is responsible for the maintenance of the electronic information and the output applications.

     Compelis generates revenues through subscription to the database by its clients. Future revenues may be available from manufacturers whose product information is hosted in the Compelis Data Bank.

6.   ActiveHost

     Compelis maintains and hosts Internet sites for its clients. These web servers are located directly on high speed, reliable Internet networks. Compelis provides secure servers for credit card processing through third party partners who integrate with the ActiveCommerce solution.

     Compelis generates revenue from monthly hosting fees calculated by the amount of traffic and activity on a client's web site.

7.   ActiveDesign

     Compelis maintains a complete creative design service including corporate identity, web page design, corporate brochures, logos, product literature, business cards and letterhead. The combination of leading-edge technology and high-end graphical presentation not only differentiates our clients from the competition but helps to create buyer preference.

     Compelis generates revenue through time and material billing for services rendered.

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

Corporate Summary and Growth Strategies

     Treasury has refocused its mandate on creating shareholder value by acquiring and/or building companies or proprietary assets that provide revenue opportunities and which yield long term growth potential in asset value.

     The following objectives define Treasury's strategies:

     1. Strategic Market Position. Through initiatives such as database catalog publishing and dynamic E-commerce and E-business Internet development, Treasury is an early entry into the rapidly developing Internet and information asset management arena. Our competitive advantages include our ability to adapt to the changing technological environment and the implementation of business solutions that leverage Compelis' proprietary information database. Treasury will continue to seek strategic alliances that provide new revenue streams, technical capabilities and enhanced opportunities to capture market share.

     2. Asset Productivity. The consolidation of corporate activities has allowed us to focus our energy and resources on emerging opportunities, accountable and complimentary to Treasury's mandate. The resulting synergies from consolidation and the organization's new and more efficient business processes yields higher velocity within transactions, shorter time in getting products to market and better return for each asset dollar investment.

     3. Growth Potential. The Internet and other emerging technologies have and will continue to have a tremendous impact on today's businesses. In particular, the rate at which information is exchanged will affect a company's productivity, profitability and survival. Management believes that Treasury is well positioned to provide beneficial technology-based business solutions that provide focus our customers on awareness (products and capabilities), preference (name and brand recognition) and market share. Treasury will respond to identifiable high yielding growth opportunities where we can capture revenue stream and market share through leveraging our asset base.

Research and Development Costs

     The Company, as a software development provider, does incur expenditures on account of research and development. During this reporting period the Company spent $233,540 on Research and Development. Management believes that the success of the Company and its business operations will require continued expenditures in this area; however, these expenditures can be managed within reasonable correlation to operating revenues and asset building activities. These expenditures could have a material affect on cash flow in the coming year.

Employees

     As of January 31, 2000, the Company had sixteen full time employees: two officers, 4 sales and marketing representatives, 1 administrator and 9 production/development personnel. The Company also contracts up to nineteen programmers in India, on an as needed basis, for software coding, programming and software development. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Patents and Trademarks

     The Company has applied for Trademark protection on the following business names and activities: Active Business Solutions, ActiveCommerce, ActiveRMS, ActiveRetail and ActiveCatalog.


ITEM 2.  Properties

     The Company leases 2,200 square feet of space in Kitchener, Ontario, Canada as administrative offices and production facilities at a rental rate of $1300 (Canadian Dollars) per month. The current lease period expires on August 31, 2001, with an option to renew until August 31, 2003.

     In addition the Company utilizes sales offices in Wixom, Michigan and Port Orchard, Washington. The use of these offices are provided by Messrs. Dale Doner and Mark Murphy, directors of the Company, on a month to month basis at no cost.

ITEM 3. Legal Proceedings

     The Company is not currently engaged in any legal proceedings and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

ITEM 5. Market For Common Equity and Related Stockholder Matters

     In December 1995, the Company's Common Stock commenced trading on the NASDAQ "pink sheets" under the symbol "TREY." On April 12, 1996, the Common
Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from December, 1997 through January 31, 2000 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

                    Quarter Ended                High Bid         Low Bid
                  -----------------             ---------         -------
                  April 30, 1997                  $0.31            $0.19
                  July 31, 1997                   $0.20            $0.20
                  October 31, 1997                $0.06            $0.06
                  January 31, 1998                $0.15            $0.142
                  April 30, 1998                  $0.046           $0.039
                  July 31, 1998                   $0.13            $0.125
                  October 31, 1998                $0.09            $0.085
                  January 31, 1999                $0.08            $0.08
                  April 30, 1999                  $0.06            $0.055
                  July 31, 1999                   $0.14            $0.13
                  October 31, 1999                $0.10            $0.09
                  January 31, 2000                $0.28            $0.25

     As of March 21, 2000, there were 164 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation


Overview

     Treasury International, Inc. is an asset management company whose mandate is to create shareholder value by acquiring and/or building companies or proprietary assets that provide revenue opportunities and which yield long term growth potential in asset value. Treasury's operations are primarily located in North America.

     During the next 12 to 24 months, Treasury intends to continue its expansion goals. Management believes that through its strategies it will achieve the following objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase its subsidiaries' market share, the Company will seek to acquire key competitors, companies and assets having important products and synergies with existing company operations.

Highlights of Significant Events

     The changes to the Company's management team has brought a new business vision for the restructuring of Treasury's financial state as well as operating activity. With the new direction at the Company, Treasury has seen increased shareholder value, increased market valuation and increased liquidity. Management believes the Company is now ready to realize strong growth in revenue and market share within its operating entities.

     The purchase of Pioneer Media Group (now known as Compelis Corporation) cast a new vision and direction for Treasury and brought business activity in the exciting and emerging Internet E-commerce and E-business field.

     As well, through the acquisition of Pioneer, Treasury also repurchased 3,200,000 shares of its common stock owned by Pioneer prior to the transaction. These repurchased shares are retained as treasury shares for future purposes.

     Management believes that the acquisition of new software assets now known as ActiveRMS and ActiveCommerce opens new avenues for revenue generation and asset appreciation. These assets are at the core of Treasury's Internet strategy and management believes represent significant opportunities for growth.

     The restructuring of the Mega Blow sale was a necessary event during the 1999 fiscal year. It became apparent to current management that the original agreement and representations to Treasury shareholders were not going to be realized. It was necessary to be flexible and protect the Company's interests as much as possible in the re-negotiation of the outstanding balance of the promissory note due from this transaction. Management is still hopeful that some positive contributions will come from this transaction during the upcoming fiscal 2000 year. To date the Company has received an initial deposit of $250,000 in December 1998, $110,000 in cash payments against the promissory note and also a $1,394,266 credit to retire the Company's long-term debt.

     These are all positive results coming form the Company's activities during the past fiscal year.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Company included in this annual report.

Fiscal 2000 compared to Fiscal 1999

     Comparative year over year results are impacted by the Company's sale of Mega Blow Mouldings Ltd. ("Mega Blow"). The Company's previous year results included nine months of operating activity at Mega Blow prior to the sale of the asset in December 1998; these were represented in the results shown on the Company's fiscal 1999 statements. Mega Blow was the Company's only operating subsidiary prior to its sale.

     Total  revenues  decreased  during  fiscal  year  2000  to  $999,086,  down approximately 72% from $3.6 million in fiscal year 1999. Operating revenues include activity from Compelis Corporation the Company's only operating subsidiary in the past fiscal year. Revenues from Compelis showed a 148% increase during this fiscal year when compared with their previously privately held results. The company continues to see strong demand for its products and services and an increase in its current work in progress backlog. These key indicators are expected to continue during the upcoming fiscal year.

     The Company experienced net income of $229,111 for its fiscal year ended January 31, 2000, a decrease from the Company's net income of $2,158,635 in fiscal year ended January 31, 1999. Again this result is affected by the sale of Mega Blow in fiscal 1999 where the Company realized a net gain of $2,811,231 on the disposition of this asset. The net gain has since been restated as $1,961,231.

     The cost of sales for fiscal 2000 represented 64% of revenue generated from operations and is expected to improve in fiscal 2001 as the company improves its development process and realizes new revenues from the software assets it develops and markets.

     Operating, general and administrative expenses decreased in fiscal 1999 to $520,845, or approximately 52% of total revenues. Included is the settlement of two outstanding judgments against the Company from the Silver 925 acquisition in the amount of $39,267. In addition, costs for the ongoing operations and administration of the public company are included.

Fiscal 1999 compared to Fiscal 1998

     Net sales decreased during fiscal year 1999 to $3.6 million, down approximately 42% from $6.1 million in fiscal year 1998. The decrease in net sales reflects the inclusion of only nine months' of the results of operations of Mega Blow, a former subsidiary, compared to twelve months in 1998. The Company experienced a net income of $2,158,635 for its fiscal year ended January 31, 1999, an increase of approximately 241% when compared to the Company's net loss of $1,529,782 in fiscal year ended January 31, 1998. Among the significant items impacting the 1999 results were the net gain of $2,811,231 realized on the sale of Mega Blow that occurred on November 30, 1998.

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

Liquidity and Capital Resources

     The primary sources of liquidity for the Company were funds generated from the sale of Mega Blow and cash flow from the operations of Compelis Corporation.

     On October 30, 1996, the Company acquired 100% of the issued and outstanding common shares of Megatran Investments Ltd., parent company of Mega Blow. The purchase price of $2,863,182 consisted of $1,361,302 cash and debentures of $1,501,880. Subsequently, on November 30, 1998, the company sold Mega Blow for $4,250,000, of which $250,000 was received as a deposit, $4,000,000 and as a promissory note. On November 7, 1999 the Company received payment on the promissory note outstanding of $1,394,266 in the form of a credit and release of its long-term debt obligations of $1,240,602 plus interest accrued in the amount of $153,664 to Mega Blow. The Company also received two payments during the 2000 fiscal year on the promissory note - June 30, 1999 in the amount of $10,000 and January 31, 2000 in the amount of $100,000.

     As of January 31, 2000, current assets totaled $668,138 compared to $873,054 at January 31, 1999. A one-time adjustment for activity in a previous period of $850,000 was booked in the second quarter adjusting the sale price of Mega Blow. On November 30, 1998 the sale of MBML was inaccurately reported by previous management to include an $850,000 note receivable in addition to the $250,000 non-refundable deposit plus the $4,000,000 Promissory Note ("Note") being held from the purchasers, for an aggregated sale price of $5,100,000. Upon further review, subsequent to the year ended January 31, 1999, it was the opinion of management that this adjustment was required to more accurately state the amount realizable from the sale of Mega Blow as $4,250,000 not the $5,100,000 previously reported. This decrease impacted the January 31, 1999 accounts receivable amount shown as $850,000. Accounts receivable totaled $662,531 on January 31, 2000 compared to the restated $0 as of January 31, 1999 and represent trade receivables plus the interest accrual on the outstanding amount the promissory note due from the sale of Mega Blow. Management continues to negotiate with the purchasers of Mega Blow in order to achieve the successful completion to this transaction.

     As of January 31, 2000, current trade payables at Compelis and Treasury totaled $153,839. The Company's current portion of long term debt, due over various periods in this year, are Notes payable to individuals and have negotiable due dates based on mutually agreed upon terms. At fiscal year end 2000, the Company owed $56,547 on its $68,000 operating line of credit with the Royal Bank of Canada.

     The Company believes it will generate sufficient positive cash flow from operations to meet its requirements for the next twelve months. However, there can be no assurance that the Company will be able to realize on its promissory note and accounts receivable and therefore be able to repay its debts. If the funds available from the promissory note and accounts receivable, together with its current cash and cash equivalents are not sufficient to meet the company's cash needs the Company may, from time to time, seek to raise capital from additional sources. These include, but are not limited to, expanding its current lending facilities and/or establishing new lending facilities, project-specific financings and additional public or private debt or equity financings.


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


NAME                      AGE                      TITLE
----------------        -------   -------------------------------------------

Dale Doner                44      Chief Executive Officer, President and
                                  Chairman of the Board

Marlin Doner              34      Chief Operating Officer, Chief Financial
                                  Officer and Director

Lawrence Zeiben           33      Director

Mark Murphy               38      Director


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

     Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 2000, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, including each of the officers and directors of the Company named above have filed initial statements of beneficial ownership and have filed reports on Form 4 regarding transactions in the securities.

ITEM 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation for the last two years, for each of (i) the Company's Chief Executive Officer during such fiscal years (ii) each other executive officer of the Company whose compensation during such fiscal years exceeded $100,000.


                                                 Annual Compensation                Long-Term Compensation
                        Fiscal Year      ----------------------------------    -----------------------------
 Name                  Ended Jan. 31      Annual Salary      Annual Bonus       Securities underlying options
------------------    ---------------    ---------------    ---------------    -----------------------------

James Hal (1)             1999             $47,517                 --                     200,000

Dale Doner(2)             1999             $15,000                 --                          --

Dale Doner                2000             $47,000                 --                          --



(1)  Resigned as CEO, President and Chairman of the Board on January 22, 1999.

(2)  Appointed as CEO, President and Chairman of the Board  on January 22, 1999.

Stock Option Grants

     Dale Doner, the President and CEO of the Company, does not own any options. On October 31, 1999 the Company granted to Marlin Doner, the Chief Operating Officer of the Company, options to purchase 900,000 shares of common stock at an exercise price of $0.11 per share. These options terminate on October 31, 2002. The exercise price was the Fair Market Value of the common stock on the date of grant.

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


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of January 31, 2000 by (i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:


 Name and Address                      Beneficial Ownership of Common Stock               Current Percent of Class (1)
 ------------------------------------- -------------------------------------------------- --------------------------------

Dale Doner
 1081 King St., E                                       28,004,599                                    29%
 Kitchener, Ontario
 Canada  N2G 2N1



 Name and Address                      Beneficial Ownership of Common Stock               Current Percent of Class (1)
 ------------------------------------- -------------------------------------------------- --------------------------------

 Marlin Doner
 1081 King St., E                                        3,830,000                                     4%
 Kitchener, Ontario
 Canada  N2G 2N1

 Mark Murphy
 37630 Interchange Dr.,                                  3,929,000                                     4%
 Farmington Hills, MI
 USA  48335

 All directors, executive officers,
 as a group (4):                                        35,763,599                                  37.6%


------------------------------------------

(1) Computed on the basis of 95,101,777 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exerciseable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.


ITEM 12. Certain Relationships and Related Transactions

     On May 5, 1999 the Company realized the repurchase of 3,200,000 of its common stock through its acquisition of Pioneer Media Group. The common stock was an asset of Pioneer prior to Treasury's purchase of the company.



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

                                                TREASURY INTERNATIONAL, INC.


                                                By: /s/ DALE DONER
                                                        -----------------------
                                                        Dale Doner
                                                        Chief Executive Officer


                                                By: /s/ MARLIN DONER
                                                        -----------------------
                                                        Marlin Doner
                                                        Chief Financial Officer


         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

 Signature                Title                                       Date
-----------------        ------------------------------------    ---------------

/s/ DALE DONER           Chief Executive Officer, President       May  9, 2000
    ----------------     and Chairman of the Board
    Dale Doner


/s/ MARLIN DONER         Chief Financial Officer                  May 12, 2000
    ----------------     and Director
    Marlin Doner


/s/ LAWRENCE ZEIBEN      Director                                 May 12, 2000
    ----------------
    Lawrence Zeiben

/s/ MARK MURPHY          Director                                 May 12, 2000
    -----------------
    Mark Murphy

                          TREASURY INTERNATIONAL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2000



                                      INDEX

                                                                            Page

     Auditors' report....................................................     1

     Consolidated balance sheet..........................................     2

     Consolidated statement of deficit...................................     3

     Consolidated statement of operations................................     4

     Consolidated statement of changes in shareholders' equity...........     5

     Consolidated statement of cash flows................................     6

     Notes to consolidated financial statements..........................    7-9

                                AUDITORS' REPORT



                                                  1183 Finch Ave.West, Suite 305
   BROMBERG & ASSOCIATE                           Toronto, Ontario  M3T 2G2
   CHARTERED ACCOUNTANTS                          Phone:  (416) 663-7521
                                                  Fax:    (416) 663-1546



Board of Directors and Shareholders
Treasury International, Inc.

     We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 2000 and 1999, and the consolidated statements of operations, deficit, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the corporation as at January 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      BROMBERG & ASSOCIATE
                                                      CHARTERED ACCOUNTANTS




     TORONTO, CANADA
     April 20, 2000

                          Treasury International, Inc.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 2000

                                     ASSETS


                                                                    January 31, 2000        January 31, 1999
                                                                  -------------------     --------------------
CURRENT

   Bank                                                           $                -      $           19,956
   Accounts Receivable                                                       662,531                 850,000
   Due from Wexcap Group                                                       3,000                       -
   Sundry Assets                                                               2,607                   3,098
                                                                  -------------------     --------------------
TOTAL CURRENT ASSETS                                                         688,138                 873,054

PROMISSORY NOTE RECEIVABLE (Note 3)                                        2,649,398               4,000,000
GOODWILL (Notes 2b  & 4)                                                     381,929                       -
RESEARCH AND DEVELOPMENT COSTS (Notes 2c & 5)                                160,002                       -
CAPITAL ASSETS (Notes 2d & 6)                                                 14,925                   6,935
                                                                  -------------------     --------------------
TOTAL ASSETS                                                      $        3,874,392      $        4,879,989
                                                                  ===================     ====================

                                   LIABILITIES

CURRENT LIABILITIES

   Bank Indebtedness                                              $          56,547       $                -
   Account Payable and Accrued Liabilities                                  153,839                   83,807
   Current portion of long-term debt (Note 7)                               197,344                1,240,602
                                                                  -------------------     --------------------
                                                                  $         407,730       $        1,324,409
LONG TERM DEBT (Note 7)                                                      45,903                        -
LOAN PAYABLE (Note 8)                                                        43,772                        -
                                                                  -------------------     --------------------
TOTAL LIABILITIES                                                 $         497,405                1,324,409
                                                                  -------------------     --------------------

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL
   Authorized
     100,000,000 common shares
   Issued
     95,101,777 common shares (Note 9)                                        9,510                    8,832

CONTRIBUTED SURPLUS (Note 10)                                             4,896,694                4,455,076

DEFICIT (Note 11)                                                        (1,529,217)                (908,328)
                                                                  -------------------     --------------------
                                                                          3,376,987                3,555,580
                                                                  -------------------     --------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $       3,874,392       $        4,879,989
                                                                  ===================     ====================


                          Treasury International, Inc.
                        Consolidated Statement of Deficit
                           YEAR Ended JANUARY 31, 2000



                                                                            January 31, 2000          January 31, 1999
                                                                           ------------------        ------------------

Balance, Beginning of Year as restated                                            ($908,328)              ($3,066,963)

Adjustment to Selling Price of Mega Blow Moulding Limited                         ($850,000)                        -
(Note 12)

Net Income for the Year                                                             229,111                 2,158,635
                                                                           ------------------        ------------------
Balance, End of Year                                                            ($1,529,217)                ($908,328)
                                                                           ==================        ==================

                          Treasury International, Inc.
                      Consolidated Statement of Operations
                           YEAR Ended JANUARY 31, 2000



                                                                  January 31, 2000        January 31, 1999
                                                                  ----------------        -----------------

REVENUE From Operations                                           $       363,272         $     3,583,715

MANAGEMENT FEE INCOME                                                      33,333                       -

INTEREST INCOME                                                           602,481                       -
                                                                  ----------------        -----------------
TOTAL INCOME                                                              999,086               3,583,715

COST OF GOODS SOLD                                                        233,295               3,035,195
                                                                  ----------------        -----------------
GROSS PROFIT                                                              765,791                 548,520

EXPENSES

General and administrative                                                520,845               1,126,017
                                                                  ----------------        -----------------
INCOME (LOSS) FROM OPERATIONS BEFORE UNDER NOTED ITEM                     244,946                (577,497)

Interest Expense                                                           15,835                  80,463
                                                                  ----------------        -----------------
NET INCOME (LOSS) Before Income Taxes                             $       229,111               ($657,960)

Deferred Income Taxes                                                           -                  (5,364)
                                                                  ----------------        -----------------
NET INCOME (LOSS) from Operations                                 $       229,111               ($652,596)

NET GAIN from Sale of Subsidiary                                                -               2,811,231
                                                                  ----------------        -----------------
NET INCOME                                                        $       229,111         $     2,158,635
                                                                  ----------------        -----------------

Income per Share                                                  $         0.002         $          0.03
                                                                  ================        =================
Weighted Average Number of Common Shares Outstanding                   92,892,333              67,679,323
                                                                  ================        =================


                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           YEAR ENDED JANUARY 31, 2000



                                                                COMMON             PAID-IN              CONTRIBUTED
                                                                SHARES             CAPITAL                SURPLUS
                                                             ------------         ----------           --------------


Balance - January 31, 1999                                    88,320,677            $ 8,832             $  4,455,076

Issued 1,800,000 shares of common stock for cash               1,800,000                180                   99,820
consideration of $100,000

Issued 3,200,000 shares of common stock for all of             3,200,000                320                  191,680
the outstanding issued shares of Compelis Corporation
(formerly Pioneer Media Group)                               ------------         ----------           --------------

Balance-July 31, 1999                                         93,320,677            $ 9,332             $  4,746,576

Issued 600,000 shares of common stock in                         600,000                 60                   23,940
consideration for the reduction of the notes payable
by $24,000                                                   ------------         ----------           --------------

Balance-October 31, 1999                                      93,920,677            $ 9,392             $  4,770,516


Issued 400,000 shares of common stock in                         400,000                 40                   39,960
consideration for the reduction of the notes payable
by $40,000

Issued 773,600 shares of common stock at $0.11 per               773,600                 77                   85,019
share under the  Company's  Employee  Benefit  Plan
Registration  Statement  of February 25, 1998.


Issued 7,500 shares of common stock at $0.16 per                   7,500                  1                    1,199
share under the  Company's  Employee  Benefit  Plan
Registration  Statement  of February 25, 1998.               ------------         ----------           --------------

Balance - January 31, 2000                                    95,101,777             $9,510             $  4,896,694
                                                            =============         ==========            =============


                          Treasury International, Inc.
                      Consolidated Statement of cash flows
                           YEAR Ended JANUARY 31, 2000


                                                                           January 31, 2000       January 31, 1999
                                                                          -----------------      ------------------

Cash flows from operating activities

     Net income                                                            $       229,111        $      2,158,635
     Adjustment to Retained Earnings                                              (850,000)                      -
     Adjustment to reconcile net income to net cash used in operating                    -                       -
     activities
     Proceeds on issue of common shares for services rendered                            -                  78,227
     Amortization                                                                   93,080                  84,147
     Decrease in Deferred Income Taxes                                                   -                  52,957
     (Increase) decrease in accounts receivable                                    187,469                 241,341
     Increase in amount due from Wexcap Group                                       (3,000)                      -
     Decrease in inventories                                                             -                 345,783
     Decrease in sundry assets                                                         491                  68,922
     Increase in accounts payable                                                   70,032                (913,381)
                                                                           -----------------      ------------------
Cash provided by (used for) operating activities                                  (272,817)              1,528,035
                                                                           -----------------      ------------------
Cash flows from financing activities
     Promissory note payments received                                           1,350,602              (4,000,000)
     Notes payable                                                                 243,247                       -
     Long-term debt                                                             (1,240,602)               (884,466)
     Loan Payable                                                                   43,772                       -
     Proceeds on issue of common shares                                            442,296               1,595,080
                                                                          -----------------      ------------------
Cash provided by (used for) financing activities                                   839,315              (3,289,386)
                                                                          -----------------      ------------------
Cash flows from investing activities
     Goodwill                                                                     (396,809)              1,744,122
     Research and development costs                                               (233,540)                      -
     Disposal (Purchase) of capital assets                                         (12,652)                529,197
                                                                          -----------------      ------------------
Cash provided by (used for) investing activities                                  (643,001)              2,273,319
                                                                          -----------------      ------------------
Decrease (Increase) in bank indebtedness                                           (76,503)                511,968
Bank balance (indebtedness), beginning of year                                      19,956                (492,012)
                                                                          -----------------      ------------------
Bank balance (indebtedness), end of year                                          ($56,547)       $         19,956
                                                                          =================      ==================

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2000

1.   Nature of business

     Treasury International, Inc. is a holding company which through its wholly owned subsidiary, Compelis Corporation, is involved in the development of E-Commerce and Web-enabled databases.

2.   Summary of significant accounting policies

     a)   Basis of consolidation
          These consolidated financial statements include the accounts of the company and the revenues and expenses of its wholly owned subsidiary, Compelis Corporation, from March 1, 1999, the date of acquisition, to January 31, 2000.

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

     f)   Income per share
          Income per share is calculated based on the weighted average number of shares outstanding during the year.

     g)   General
          These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.   Promissory Note Receivable

     The promissory note receivable arose on the sale of the company's subsidiary, Mega Blow Moulding Limited on November 30, 1998.

     Further to an Addendum to the Stock Purchase Agreement dated November 5, 1999, the company agreed to extend the due date of the note to May 31, 2000.



4.   Goodwill

                               January 31, 2000                                   January 31, 1999
      -------------------------------------------------------------------       ---------------------
                                   Accumulated               Net book                 Net book
             Cost                  Amortization               value                    value
      -------------------       -------------------       ---------------       ---------------------
           $396,809                   $14,880                 $381,929                $       -
      ===================       ===================       ===============       =====================


5.   Research & Development Costs

                               January 31, 2000                                   January 31, 1999
       ------------------------------------------------------------------       ---------------------
                                   Accumulated               Net book                 Net book
             Cost                  Amortization               value                    value
       ------------------       -------------------       ---------------       ---------------------
           $233,540                  $73,538                  $160,002               $        -
       ==================       ===================       ===============       =====================

6.   Capital assets

                                                         January 31, 2000                        January 31, 1999
                                        ---------------------------------------------------    ---------------------
                                                            Accumulated         Net book             Net book
                                            Cost            Amortization          value               value
                                        --------------    -----------------    ------------    ---------------------
      Office equipment                      $21,715              $13,395          $8,320                $6,935
      Computer equipment                     21,319               14,836           6,483                     -
      Leasehold improvements                  1,407                1,285             122                     -
                                        --------------    -----------------    ------------    ---------------------

                                            $44,441              $29,516         $14,925                $6,935
                                        ==============    =================    ============    =====================

7.     Notes payable

           The notes payable consist of the following:

       Due Date                Principal Amount        Interest Rate
       --------------          -----------------      --------------
       Current                     197,344               12% - 15%
       July 20, 2005             $  45,903                   12%
                               -----------------
       Total                       243,247
                               -----------------

8.   Loan Payable

     The loan payable bears interest at a rate of 12% per year and has no fixed repayment terms.

9.   Stock Options

     a.) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at January 31, 2000 are as follows:


                 Year Granted                  Expiry Date                Price Range              No. of Shares
           ---------------------------- ------------------------- ------------------------- -------------------------
           November 1, 1999             October 31, 2001                   $ 0.11                     808,900
           November 1, 1999             October 31, 2002                   $0.11                      410,000
           ---------------------------- ------------------------- ------------------------- -------------------------
           Total Outstanding                                                                        1,218,900
                                                                                            =========================


     b.) As at January 31, 2000, 773,600 outstanding warrants were exercised at a price of $0.11 per share and 7,500 outstanding warrants were exercised at a price of $0.16 per share, for each warrant owned.

10.  Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

11.  Income taxes

     As at January 31, 2000 the company had a net operating loss carryover of approximately $2,193,000 expiring in various years through 2015.

12.  Adjustment to selling price

     The adjustment results from a change to the November 30, 1998 selling price of the Company's subsidiary, Mega Blow Moulding Limited from $5,100,000 to $4,250,000.