Form 10QSB
period 2000-04-30
TREASURY INTERNATIONAL INC
filed 2000-06-22
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB
(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2000

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

             For the transition period from __________ to __________

                         Commission File Number: 0-28514


                          TREASURY INTERNATIONAL, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    98-0160284
 --------------------------------             ----------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)


                  1081 King St., E 2nd Floor
                      Kitchener, Ontario                 N2G 2N1
             ----------------------------------------   ----------
             (Address of Principal Executive Offices)   (Zip Code)



--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X          No
              -------            -------

         As of April 30, 2000, 91,796,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 28, 2000 was $17,880,533. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                          PART I Financial Information

                          ITEM 1. Financial Statements

  Bromberg & Associate                           1183 Finch Ave. West, Suite 305
                                                 Toronto, Ontario M3J 2G2
------------------------------                   Phone: (416) 663-7521
  CHARTERED ACCOUNTANTS                          Fax: (416) 663-1546


ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Treasury International, Inc.


     We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at April 30, 2000, and the interim consolidated statements of operations, and cash flows for the years then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                                                   /s/    BROMBERG & ASSOCIATE
                                                          CHARTERED ACCOUNTANTS





TORONTO, CANADA
June 20, 2000

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                              AS AT APRIL 30, 2000
                                   (UNAUDITED)


                                     ASSETS


                                                                     April 30, 2000      January 31, 2000
                                                                     --------------      ----------------
CURRENT

    Accounts receivable                                                   687,952              662,531

    Due from Wexcap Group, LLC                                              3,000                3,000

    Marketable Securities (Note 7)                                        128,753                    -

    Sundry assets                                                          29,961                2,607
                                                                     --------------      ----------------
                                                                          849,666              668,138


Promissory Note Receivable (Note 3)                                     2,649,398            2,649,398

Goodwill (Notes 2b & 4)                                                   179,655              381,929

Research & Development Costs (Notes 2c & 5)                               222,809              160,002

Capital Assets (Notes 2d &6)                                               20,947               14,925

Long Term Investments (Note 7)                                             38,220                    -
                                                                     --------------      ----------------
                                                                     $  3,960,695        $   3,874,392
                                                                     ==============      ================

                                   LIABILITIES


CURRENT

    Bank Indebtedness                                                $     36,240        $    $ 56,547

    Accounts payable and accrued liabilities                              142,547              153,839

    Current portion of long-term debt (Note 8)                            335,515              197,344
                                                                     --------------      ----------------
                                                                          514,302              407,730

Long Term Debt (Note 8)                                                   477,003               45,903

Loan Payable                                                                    -               43,772
                                                                     --------------      ----------------
                                                                          991,305        $     497,405
                                                                     ==============      ================

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL

    Authorized
       100,000,000 common shares at $.0001
    Issued
       91,796,677 common shares (Note 9)                                    9,179                9,510
    Contributed surplus (Note 10)                                       4,711,854            4,896,694
Deficit                                                                (1,751,643)          (1,529,217)
                                                                     --------------      ----------------
                                                                        2,969,390            3,376,987
                                                                     --------------      ----------------
Total Liabilities & Shareholders Equity                              $  3,960,695        $   3,874,392
                                                                     ==============      ================

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                 For the THREE MONTH period ENDED APRIL 30, 2000
                                   (UNAUDITED)



                                                    April 30, 2000     April 30, 1999
                                                    --------------     --------------

Balance, beginning of period                         $(1,529,217)       $   (908,328)


Net Loss for the period                                 (222,426)            (60,979)
                                                    --------------     --------------
Balance, end of period                               $(1,751,643)       $   (969,307)
                                                    ==============     ==============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2000
                                   (UNAUDITED)


                                                         April 30, 2000        April 30, 1999
                                                         --------------        --------------

REVENUE                                                  $     57,410          $          -

COST OF GOODS SOLD                                             46,696                     -
                                                         --------------        -------------
GROSS PROFIT                                                   10,714                     -
                                                         --------------        -------------


EXPENSES

    General and administrative                                222,667                60,979
                                                         --------------        -------------
LOSS from operations before under noted items                 211,953                60,979
                                                         --------------        -------------
Interest Expense                                               10,473                     -
                                                         --------------        -------------
NET LOSS                                                 $    222,426          $     60,979
                                                         ==============        =============
Earnings per share                                       $       0.00          $       0.00
                                                         ==============        =============
Weighted average number of common shares outstanding       92,070,591            88,320,677
                                                         ==============        =============

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2000
                                   (UNAUDITED)



                                                           COMMON           PAID-IN         CONTRIBUTED
                                                           SHARES           CAPITAL           SURPLUS
                                                       -------------       ---------       -------------

Balance-January 31, 2000                                 95,101,777        $  9,510        $  4,896,694


Issued 323,900 shares of common stock at $0.11              323,900              32              35,597
per share under the Company's Employee Benefit
Plan Registration Statement of February 25,
1998.

Issued 171,000 shares of common stock in                    171,000              17              34,183
consideration for the reduction of Notes
Payable by $34,200.

Returned 3,200,000 shares of common stock to             (3,200,000)           (320)           (199,680)
the company from its subsidiary Pioneer Media
Group (Compelis Corporation).

Returned & cancelled 600,000 shares of common              (600,000)            (60)            (54,940)
stock for cash consideration of $55,000
                                                       -------------       ---------       -------------
Balance-April 30, 2000                                   91,796,677        $  9,179        $  4,711,854
                                                       =============       =========       =============


                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2000
                                   (UNAUDITED)



                                                                 April 30, 2000        April 30, 1999
                                                                 --------------        ---------------

Cash flows from operating activities

    Net loss                                                     $    (222,426)        $      (60,979)

Adjustment to reconcile net loss to net cash used in operating activities

    Amortization                                                        37,125                    347
    Increase in accounts receivable                                    (25,421)                     -
    Decrease (Increase) in sundry assets                               (27,354)                 1,328
    Increase in Marketable Securities                                 (128,753)
    Increase (decrease) in accounts payable                            (11,292)                46,055
    Increase in amount due from Wexcap Group                                 -                  3,000
                                                                 --------------        ---------------
Net cash used for operating activities                                (378,121)               (16,249)
                                                                 --------------        ---------------

Cash flows from financing activities

    Loan Payable                                                       (43,772)                     -
    Long-term debt                                                     569,271                      -
    Proceeds on issue of common shares                                (185,171)                     -
                                                                 --------------        ---------------
Cash provided by financing activities                                  340,328                      -
                                                                 --------------        ---------------
Cash flows from investing activities

    Goodwill                                                           200,000                      -
    Purchase of capital assets                                         (13,933)                     -
    Research & Development Costs                                       (89,747)                     -
    Long Term Investments                                              (38,220)                     -
                                                                 --------------        ---------------
Cash provided by investing activities                                   58,100                      -
                                                                 --------------        ---------------

Decrease (Increase) in bank indebtedness                                20,307                (16,249)

Cash (bank indebtedness), beginning of period                          (56,547)                19,956
                                                                 --------------        ---------------
Cash (bank indebtedness), end of period                          $     (36,240)        $        3,707
                                                                 ==============        ===============

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2000


1.   Nature of business

     Treasury International, Inc. is a holding company which through its wholly owned subsidiary, Compelis Corporation and Retailport.com, Inc., is involved in the development of E-Commerce and Web-enabled database publishing and Internet Portal development.


2.   Summary of significant accounting policies

     a)   Basis of consolidation
          These consolidated financial statements include the accounts of the company and the revenues and expenses of Compelis Corporation, its wholly owned subsidiary.

     b)   Goodwill
          The goodwill arises on the purchase of common shares of Compelis Corporation. Amortization is provided on a straight-line basis over a twenty-year period. During the period, the goodwill amount was reduced by $200,000 as a result of the cancellation of 3,200,000 shares related to the purchase of Compelis Corporation (formerly Pioneer Media Group).

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

     f)   Income per share
          Income per share is calculated based on the weighted average number of shares outstanding during the period.

     g)   General
          These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3.   Promissory Note Receivable

     The promissory note receivable arose on the sale of the company's subsidiary, Mega Blow Moulding Limited on November 30, 1998.

4.   Goodwill

                                   April 30, 2000                                January 31, 2000
         -------------------------------------------------------------------    ---------------------

                                        Accumulated              Net book
                 Cost                  Amortization               value           Net book value
         -------------------       -------------------        --------------    ---------------------
              $196,809                    $17,154                $179,655             $381,929
         ===================       ===================        ==============    =====================


5.       Research & Development Costs
                                   April 30, 2000                                January 31, 2000
         -------------------------------------------------------------------    ---------------------

                                        Accumulated              Net book
                 Cost                  Amortization               value           Net book value
         -------------------       -------------------        --------------    ---------------------
              $323,287                   $100,478                $222,809             $160,002
         ==================       ===================        ===============    ====================

6.       Capital assets


                                                          April 30, 2000                January 31, 2000
                                        --------------------------------------------  -------------------

                                                        Accumulated        Net book          Net book
                                           Cost         Amortization         value             value
                                        -----------   -----------------  -----------  -------------------

         Office equipment                  $21,715          $15,059         $6,656            $8,320

         Computer equipment                 35,252           20,961         14,291             6,483

         Leasehold improvements              1,407             1407              -               122
                                        -----------   -----------------  -----------  -------------------
                                           $58,374          $37,427        $20,947           $14,925
                                        ===========   =================  ===========  ===================


7.   Long Term Investments

     During the period the Company made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.



8.   Notes payable

     The notes payable consist of the following:


         Due Date                  Principal Amount            Interest Rate
         ---------------           ----------------            -------------
         Current                       $335,515                  12% - 15%

         July 20, 2005                 $477,003                        12%
                                   ---------------
         Total                         $812,518
                                   ---------------

9.   Stock Options

     a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at April 30, 2000 are as follows:


                  Year Granted                Expiry Date               Price Range           No. of Shares
           ---------------------------- -------------------------     ---------------      -----------------

                  November 1, 2000          October 31, 2001               $ 0.11                  485,000

                  November 1, 2001          October 31, 2002                $0.11                  410,000
           ---------------------------- -------------------------     --------------       -----------------
                     Total Outstanding                                                             895,000
                                                                                           -----------------

     b) As at April 30, 2000, 1,097,500 warrants were issued and exercised at a price of $0.11 per share and 7,500 warrants were issued and exercised at a price of $0.16 per share, for each warrant owned. These warrants covered in this plan are exercisable over a 3 year period and expire in November 2002.

10.  Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

11.  Income taxes

     As at April 30, 2000 the company had a net operating loss carryover of approximately $2,448,000 expiring in various years through 2015.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Overview

     The information contained in Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended (the "Securities Act"), and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

     Treasury is an asset management company in the business of development and acquisition of proprietary assets that offer significant growth potential. Treasury's mandate is to enhance shareholder value through an asset management and acquisition strategy that targets companies where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

Operating Plan

     The Company, through its operating subsidiaries, is involved in the development of Internet-based Enterprise management and communication solutions. The Company's operating activities include Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc. and the Company owns the following suite of proprietary software assets and activities known as the Active Business
Solutions: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank, ActiveHost and ActiveDesign.

Compelis Corporation

     Compelis Corporation is a technology solutions provider with a primary focus on helping its clients aggregate their knowledge assets into databases and publishing that content to a variety of media: Internet, CD-ROM and Print. The Company's target markets include manufacturers, distributors and retailers who require integrated communication solutions that improve their business processes by automating the flow of information and transactions through their supply chains with anyone, anywhere and at anytime.

     Compelis offers its clients a single technology partner for Internet-based Electronic Commerce (on-line shopping), Electronic Business (online Request for Quote, Quoting, Purchase Order and trading co-operatives), Electronic Catalogs (Internet and CD ROM), Print Catalogs, Brochures and Flyers, Creative Design including Corporate Web Sites and Corporate Identity, Aggregated Industry Data and Information Asset Management.

     Compelis generates revenue from the sale and delivery of its Active Business Solutions suite. These include revenues from the creation of content for catalogs, project management fees, software licence sales (ActiveCommerce, ActiveCD), the resale of third party services (print, CD replication, hardware and software), custom programming, website hosting, creative design and strategic planning.

Retailport.com, Inc.

     Retailport.com, Inc. is a retail industry portal endeavoring to link trading partners in these initial retail verticals: sporting goods, specialty card and gift and hard goods. The Company believes that creating unique Internet portals where Industry partners can interact and transact business in a secure online environment will create a compelling reason for key players to be involved. The site will include online auctions, Industry news, business to business forums, aggregated industry E-catalogs and classifieds for excess inventory, employment opportunities, business directories, etc.

     These portals will be powered by ActiveRMS and ActiveCommerce, an E-commerce, E-business suite built on Microsoft's Industry Standard Internet technologies: SQL Server, NT and Site Server, Commerce Edition. With the growth in use and functionality of business to business Internet systems, the opportunity to tie together trading partners (manufacturers, distributors and retailers) as well as E-commerce (retailers and their customers), Retailport.com, Inc. has the favorable position of being an early entrant in the thin-client, Internet-based, retail systems market. ActiveRMS is an Internet-based Retail Management System (including Point-of-Sale, Inventory Control, Customer Database, Inventory Transfer & Allocation, Consolidated Chain Management and Reporting) that enables companies to make the link between their in store operations and their E-commerce initiatives.

     ActiveRMS is deployed by Application Service Providers (ASP). These ASPs host and manage the technology infrastructure for the retailer thereby reducing the overhead burden associated with management of the enterprise's Information Technology systems. The retail store accesses the software through their Internet browser at the POS terminal. This model allows for anywhere, anytime access to mission critical enterprise data and provides a significantly lower total cost of technology ownership for the retailer.

     As an outsourced Internet-based software solution, ActiveRMS generates revenues from three sources: first, from Value Added Reseller (VAR) partners who sell product licenses for each customer installation; second, Application Service Provider (ASP) partners who host and support the ongoing technology infrastructure requirements for ActiveRMS customers; third, from professional services custom programming, consulting and project management - billings to meet the more sophisticated technology requirements of larger installations. Ongoing revenues are generated from application hosting, help desk support contracts and product training.

Webco-ops.com, Inc.

     Webco-ops.com, Inc. intends to create trading environments (exchanges, co-operatives) for trading partners, within targeted vertical market sectors, that aggregate industry information and facilitates the exchange of goods, service and transactions through their established supply chains. These co-operatives are designed to more quickly and cost effectively move products through the supply chain, automate business processes for the participants and create an infrastructure where trading partners can safely and securely exchange information and conduct transactions.

     AMR Research recently estimated that the growing B2B e-commerce market would hit $5.7 trillion by the end of 2004, over 52% of those transactions are predicted to flow through online exchanges.

     These online trading co-operatives will be architected on the Company's ActiveCommerce E-commerce/E-business infrastructure. ActiveCommerce is a feature rich web development toolset that enables companies to deploy their online E-commerce initiatives powered by Microsoft's Industry Standard Internet technologies: SQL Server, NT and Site Server, Commerce Edition.

     Online  Trading  Co-operatives  link  buyers and  sellers in an  electronic marketplace designed to process transactions and exchange information in real-time. This automation of business processes allows trading partners to build more integrated and profitable relationships and to track more efficiently the movement on goods, services and transactions through their supply chains. These co-operatives strengthen the supply chain relationships between manufacturer, distributor, retailer and end consumer. WebCo-ops.com intends to create Internet portals with key partners and market influencers in order to maximize the co-operative's reach to manufacturers, distributors and consumers.

     Revenue opportunities are twofold: transaction fees charged on the sale of goods and services flowing through the co-operative and subscription fees paid by participants in the co-operative. Each co-operative can be set-up as independent business units with ownership shared with participants or outside investors and will be responsible for its development, market penetration and operation.

     During the next 12 to 24 months, Treasury intends to continue its expansion goals. The Company plans to achieve its asset building objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and iii) improve growth potential in both emerging technologies and key targeted vertical market sectors by continuing to build its current technology assets and by seeking strategic alliances or acquisitions to expand its market reach. To increase its future subsidiaries' market share, the Company will seek to acquire key competitors or companies having important products and synergies with existing company operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Company included in this annual report.


(1) INTERIM PERIODS
Result of Operations
For the three months ended April 30, 2000.

     During the three months period ended April 30, 2000 the Company, through its wholly owned subsidiary Compelis Corporation, has seen its year over year Work In Progress (WIP) backlog increase by in excess of 200% to $456,600.
Revenues for the period include only sales activities completed during the period as the Company books its revenue only on the completion of the contract.

     The Company experienced a net loss of $222,426 during the three month period ended April 30, 2000, compared to a net loss of $60,979 in the three month period ended April 30, 1999. In order to deliver ActiveRMS and ActiveCommerce in their version 1 release during this quarter, the Company incurred extraordinary costs associated with development. In addition, all professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company are included in this amount along with the general and administrative costs of Compelis Corporation, the Company's operating subsidiary.


Liquidity and Capital Resources

     The Company's management believes it has developed a sound plan to capture a growing segment of the global E-commerce, E-business and Database Publishing markets. As a technology solutions provider and content service provider the future for Treasury is its ability to capitalize on emerging technologies that link trading partners in end to end enterprise commerce solutions. The plan details the Company's entry into new and emerging e-commerce initiatives through Compelis Corporation, its wholly owned subsidiary and its newly formed operating companies Retailport.com, Inc. and Webco-ops.com, Inc.

     Current assets totalled $849,666 at April 30, 2000 and consist of trade receivables from operations, marketable securities and interest due from the Promissory Note the Company holds from the purchasers of Mega Blow Moulding Ltd. ("Mega Blow") in November 1998.

     Current liabilities totalled $514,302 at April 30, 2000 compared to $407,730 at January 31, 2000. This change in the Company's current liabilities consist of a small decrease in trade payables and has increased principally from notes payable to private investors and officers of the Company.

     The Company believes it will generate sufficient positive cash flow from operations to meet its operating requirements for the next twelve months. The primary sources of liquidity for the Company are the funds generated from the sale of Mega Blow. However, there can be no assurance that the Company will be able to realize on its promissory note and therefore be able to repay its debts. If the funds available after the existing promissory note, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings and additional public or private debt or equity financings.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K. None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.



         Dated: June 21, 2000        By /s/ DALE DONER
                                            ------------------------------------
                                            Dale Doner, President



         Dated: June 21, 2000       By /s/ MARLIN DONER
                                           -------------------------------------
                                           Marlin Doner, Chief Financial Officer