Form 10QSB
period 2000-07-31
TREASURY INTERNATIONAL INC
filed 2000-09-15
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2000

                                       OR

         (  )       Transition  Report  pursuant  to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934.

                    For the transition period from __________ to __________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                 98-0160284
           --------------                            ---------------
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
      Incorporation or Organization)

     1081 King St., E 2nd Floor
          Kitchener, Ontario                             N2G 2N1
     ---------------------------                        ----------
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

         As of July 31, 2000, 92,196,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 31, 2000 was $9,233,148. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

PART I     Financial Information
--------------------------------
ITEM 1. Financial Statements


   Bromberg & Associate
----------------------------                    1183 Finch Ave. West, Suite 305
      CHARTERED ACCOUNTANTS                          Toronto, Ontario M3J 2G2
                                                       Phone: (416) 663-7521
                                                        Fax: (416) 663-1546


ACCOUNTANTS' REVIEW REPORT


         Board of Directors and Shareholders
         Treasury International, Inc.

         We have reviewed the accompanying interim consolidated balance sheet of Treasury International, Inc. as at July 31, 2000, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                                                      BROMBERG & ASSOCIATE
                                                      CHARTERED ACCOUNTANTS





         TORONTO, CANADA
         September 5, 2000

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                               AS AT JULY 31, 2000
                                   (UNAUDITED)


                                     ASSETS
                                             July 31, 2000     January 31, 2000
CURRENT
  Accounts receivable                        $   785,102           $   662,531
  Due from Wexcap Group, LLC                       3,000                 3,000
  Marketable Securities (Note 7)                 182,509                     -
  Sundry assets                                   19,797                 2,607
                                             -----------       ---------------
                                                 990,408               668,138

Promissory Note Receivable (Note 3)            2,649,398             2,649,398
Goodwill (Notes 2b & 4)                          177,009               381,929
Research & Development Costs (Notes 2c & 5)      286,350               160,002
Capital Assets (Notes 2d &6)                      24,841                14,925
Long Term Investments (Note 7)                   107,413                     -
                                             -----------       ---------------
                                             $ 4,235,419           $ 3,874,392
                                             ===========       ===============



                                   LIABILITIES
CURRENT
  Bank Indebtedness                          $     1,515           $    56,547
  Accounts payable and accrued liabilities       316,284               153,839
  Current portion of long-term debt (Note 8)     398,644               197,344
                                             -----------       ---------------
                                                 716,443               407,730

Long Term Debt (Note 8)                          477,003                45,903
Loan Payable                                           -                43,772
                                             -----------       ---------------
                                             $ 1,193,446            $  497,405
                                             ===========       ===============



                              SHAREHOLDERS' EQUITY
SHARE CAPITAL                              July 31, 2000      January 31, 2000
    Authorized
       100,000,000 common shares at $.0001
    Issued
       92,196,677 common shares (Note 9)           9,219                 9,510
      Contributed surplus (Note 10)            4,751,814             4,896,694
Deficit                                       (1,719,060)           (1,529,217)
                                             -----------       ---------------
                                               3,041,973             3,376,987
                                             -----------       ---------------

Total Liabilities & Shareholders Equity      $ 4,235,419           $ 3,874,392
                                             ===========       ===============

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                      SIX MONTH PERIOD ENDED JULY 31, 2000
                                   (UNAUDITED)



                                          July 31, 2000                  1999

Balance, Beginning of Period                $ 1,529,217           $ 1,758,328

Net (Income) Loss for the Period                189,843              (149,578)
                                            -----------           -----------
Balance, End of Period                      $ 1,719,060           $ 1,608,750
                                            -----------           -----------

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE SIX MONTH PERIOD ENDED JULY 31, 2000
                                   (UNAUDITED)



                                           July 31,2000           July 31,1999
REVENUE
    Operations                              $   191,069            $    83,350
    Management Fee Income                             -                 23,333
    Interest and Penalty Income (Note 3)              -                251,097
                                          -------------          -------------
TOTAL INCOME                                    191,069                357,780
                                          -------------          -------------

COST OF GOODS SOLD                              109,864                 74,262
                                          -------------          -------------
GROSS PROFIT                                     81,205                283,518
                                          -------------          -------------

EXPENSES
    General and Administrative                  177,445                183,556
    Amortization                                 80,914                 10,677
    Financial                                    12,689                  4,419
                                          -------------          -------------

NET INCOME (LOSS)                         $   (189,843)            $    84,866
                                          =============          =============

Income (Loss) per Share                        (0.0002)                 0.0001
                                          -------------          -------------

Weighted Average Number of Common            91,796,677             91,540,103
Shares Outstanding                        =============          =============

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JULY 31, 2000
                                   (UNAUDITED)



                                         COMMON        PAID-IN      CONTRIBUTED
                                         SHARES        CAPITAL        SURPLUS
                                       ------------  ------------- -------------

Balance-January 31, 2000                 95,101,777    $  9,510    $ 4,896,694

Issued 323,900 shares of common stock       323,900          32         35,597
at $0.11 per share under the Company's
Employee Benefit Plan Registration
Statement of February 25, 1998.

Issued 171,000 shares of common             171,000          17         34,183
stock in consideration for the
reduction of Notes Payable by
$34,200.

Returned 3,200,000 shares of            (3,200,000)       (320)      (199,680)
common stock to the company from
its subsidiary Pioneer Media
Group (Compelis Corporation).

Returned & cancelled 600,000 shares       (600,000)        (60)       (54,940)
of common stock for cash
consideration of $55,000

Issued 400,000 shares of common            400,000          40         39,960
stock at $0.10 per share under the
Company's Employee Benefit Plan
Registration Statement of
February 25, 1998.                    -------------    --------   ------------
Balance-July 31, 2000                    92,196,677    $  9,219    $ 4,751,814
                                      =============    ========   ============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      SIX MONTH PERIOD ENDED JULY 31, 2000
                                   (UNAUDITED)


                                                 July 31, 2000   July 31, 1999
Cash flows from operating activities
    Net income (loss)                               ($ 189,843)     $   84,866
    Amortization                                        80,914          10,677
    (Increase) in accounts receivable                 (122,571)       (262,516)
    Increase in amount due from Wexcap Group                 -          (3,000)
    (Increase) in sundry assets                        (17,190)        (13,306)
    Increase (decrease) in accounts payable            162,445           1,643
                                                  -------------   -------------

Net cash used for operating activities              ($  86,245)    ($  181,636)
                                                  -------------   -------------

Cash flows from financing activities
    Loan Payable                                       (43,772)              -
    Promissory note receivable                               -          10,000
    Notes payable                                      632,400         285,180
    Proceeds on issue of common shares                (145,171)        292,000
                                                  -------------   -------------

Cash provided by financing activities               $  443,457      $  587,180
                                                  -------------   -------------

Cash flows from investing activities
    Long Term Investments                             (289,922)              -
    Goodwill                                           200,000        (388,810)
    Research and development costs                    (198,325)        (57,566)
    Purchase of capital assets                         (13,933)         (7,744)
                                                  -------------   --------------

Cash used for investing activities                  ($ 302,180)     ($ 454,120)
                                                  -------------   --------------

Decrease (Increase) in bank indebtedness                55,032         (48,576)
Bank balance (indebtedness), beginning of period       (56,547)         19,956
                                                  -------------   --------------
Bank indebtedness, end of period                     ($  1,515)      ($ 28,620)
                                                  =============   ==============

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 2000

1. Nature of business
              Treasury International, Inc. is a holding company which through its wholly owned subsidiaries, Compelis Corporation and Retailport.com, Inc., is involved in business to business E-Commerce, Web-enabled database publishing, Internet-based Applications and Internet Portal development.



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

3. Promissory Note Receivable
              The promissory note receivable was received from the purchaser of the company's former subsidiary, Mega Blow Moulding Limited on November 30, 1998.

4. Goodwill
                     July 31, 2000                       January 31, 2000
        -------------------------------------        --------------------------
                   Accumulated      Net book
          Cost     Amortization       value               Net book value
       ---------- ---------------  ----------        --------------------------
        $196,809      $19,800       $177,009                 $381,929
       ========== ===============  ==========        ==========================


5. Research & Development Costs
                     July 31, 2000                       January 31, 2000
        --------------------------------------        -------------------------
                   Accumulated      Net book
          Cost     Amortization       value               Net book value
       ---------- --------------   -----------        -------------------------
        $431,865     $145,515       $286,350              $   160,002
       ========== ==============   ===========        =========================


6. Capital assets
                            July 31, 2000                     January 31, 2000
                      ------------------------------------  -------------------
                                 Accumulated     Net book          Net book
                        Cost     Amortization      value             value
                      ---------- -------------  ----------  -------------------
Office equipment         $21,715     $14,227       $7,488            $8,320
Computer equipment        35,252      17,899       17,353             6,483
Leasehold improvements     1,407        1407            -               122
                      ---------- -------------  ----------  -------------------
                         $58,374     $33,533      $24,841           $14,925
                      ========== =============  ==========  ===================

7. Long Term Investments
              During the period the Company made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.



8. Notes payable
              The notes payable consist of the following:

           Due Date                Principal Amount          Interest Rate
           Current                         $398,644              12% - 15%
           July 20, 2005                   $477,003                    12%
                            -----------------------
           Total                           $875,647
                            -----------------------


9. Stock Options

     a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at July 31, 2000 are as follows:

          Year Granted        Expiry Date         Price Range    No. of Shares
      -------------------------------------------------------------------------
        November 1, 2000    October 31, 2001         $ 0.11           85,000
        November 1, 2001    October 31, 2002          $0.11          410,000
      -------------------------------------------------------------------------
        Total Outstanding                                            495,000
                                                             ------------------


     b) As at July 31, 2000, 400,000 warrants were issued and exercised at a price of $0.10 per share, 1,097,500 warrants were issued and exercised at a price of $0.11 per share and 7,500 warrants were issued and exercised at a price of $0.16 per share, for each warrant owned. These warrants covered in this plan are exercisable over a 3 year period and expire in November 2002.



10. Contributed surplus
              Contributed surplus represents the premium paid on the issuance of common shares.



11. Income taxes
              As at July 31, 2000 the company had a net operating loss carryover of approximately $2,448,000 expiring in various years through 2015.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

         Overview
         --------
              The information contained in Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended (the "Securities Act"), and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

              Treasury is an asset management company in the business of development and acquisition of proprietary assets that offer significant growth potential. Treasury's mandate is to enhance shareholder value through an asset management and acquisition strategy that targets companies or activities where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

         Operating Plan
         --------------
              The Company, through its operating subsidiaries, is involved in the development of Internet-based Enterprise management and communication solutions. The Company's operations include Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc. and the Company owns the following suite of proprietary software assets and activities known as the Active Business Solutions: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank, ActiveHost and ActiveDesign.

              The  Company  has  further   intentions  to  integrate   ActiveRMS
         (Enterprise Management toolset for Retailers) and Active Commerce (E-business toolset) into ActiveCo-op a new web-based product to manage the relationships of trading partners within vertically defined communities (or co-operatives). This toolset will enable trading partners to interact, collaborate and conduct business over the Internet while also integrating with internal operations and online E-commerce initiatives.

         Compelis Corporation
         --------------------
              Compelis Corporation is a technology solutions provider with a primary focus on helping its clients aggregate their knowledge assets into databases and publishing that content to a variety of media:
         Internet,  CD-ROM and  Print.  The  Company's  target  markets  include manufacturers, distributors and retailers who require integrated communication solutions that improve their business processes by automating the flow of information and transactions through their supply chains with anyone, anywhere and at anytime.

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

              Compelis generates revenue from the sale and delivery of its Active Business Solutions suite. These include revenues from the creation of content for catalogs, project management fees, software license sales (ActiveCommerce, ActiveCD), the resale of third party services (print, CD replication, hardware and software), custom programming, website hosting, creative design and strategic planning.

         Retailport.com, Inc.
         -------------------
              Retailport.com, Inc. is a retail industry portal endeavoring to link trading partners in these initial retail verticals: sporting goods, specialty card, gift and hard goods. The Company believes that creating unique Internet portals where Industry partners can interact and transact business in a secure online environment will create a compelling reason for key players to be involved. The site will include online auctions, Industry news, business to business forums, aggregated industry E-catalogs and classifieds for excess inventory, employment opportunities, business directories, etc.

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

         Webco-ops.com, Inc.
         -------------------
              Webco-ops.com, Inc. intends to create trading environments (exchanges, co-operatives) for trading partners, within targeted vertical market sectors, that aggregate industry information and facilitates the exchange of goods, service and transactions through their established supply chains. These co-operatives are designed to more quickly and cost effectively move products through the supply chain, automate business processes for the participants and create an infrastructure where trading partners can safely and securely exchange information and conduct transactions.

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

              During the next 12 to 24 months, Treasury intends to continue its expansion goals. The Company plans to achieve its asset building objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and iii) improve growth potential in both emerging technologies and key targeted vertical market sectors by continuing to build its current technology assets and by seeking strategic alliances or acquisitions to expand its market reach. To increase its future subsidiaries' market share, the Company will seek to acquire or partner with other companies which have important products and synergies with existing company operations.

              The following  discussion  should be read in conjunction  with the

         Consolidated Financial Statements of the Company included in this annual report.


         (1)      INTERIM PERIODS
         ------------------------
         Result of Operations
         --------------------
         For the six months ended July 31, 2000.
         ---------------------------------------
              For the six month period ended July 31, 2000, the Company has seen operating revenues increase plus growing demand for its products and services as evidenced by year over year growth in its Work In Progress
         (WIP) backlog. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of the contract. Revenues from operations increased to $191,069 for the period, a 229% increase compared with the same period ending July 31, 1999.

              The Company incurred a net loss of $96,240 from operations, exclusive of Interest, Depreciation and Amortization, for the six-month period ended July 31, 2000. During the same period in 1999, the Company had a net profit of $84,866 which included interest and penalty income of $251,097 related to the Promissory Note the Company holds on the sale of Mega Blow Mouldings Ltd. ("Mega Blow"). During the period ended July 31, 2000, the Company did not report any interest and penalty income as the Note is in default and the Company is investigating what remedies it has against the purchaser. The year to date loss is the result of increased cost of sales and extraordinary expenses related to the development of its software assets. In addition, all professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company are included in this amount along with the general and administrative costs of the Company's operating subsidiaries.


         Liquidity and Capital Resources
         -------------------------------
              The Company's management believes it has developed a sound plan to capture a growing segment of the global E-commerce, E-business and Database Publishing markets. As a technology solutions provider and content service provider the future for Treasury is related to its ability to capitalize on emerging technologies that link trading partners in end-to-end enterprise commerce solutions. The plan details the Company's entry into new and emerging e-commerce initiatives through Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc, its wholly owned subsidiaries.

              Current assets totalled $990,408 at July 31, 2000 and consists of trade receivables from operations, marketable securities and interest due on the Promissory Note the Company holds relating to the sale of Mega Blow in November 1998.

              Current liabilities totaled $716,443 as of July 31, 2000 compared to $407,730 at January 31, 2000. This change in the Company's current liabilities consist of an increase in trade payables from operations but has increased principally from notes payable to private investors and officers of the Company.

              The Company  believes it will  generate  sufficient  positive cash flow from operations and other capital investments to meet its operating requirements for the next twelve months. The primary sources of liquidity for the Company are debt financings, equity offerings and funds to be generated from the sale of Mega Blow. However, there can be no assurance that the Company will be able to realize on its promissory note and therefore be able deliver on its plan and repay its debts. If the funds available from these activities, together with its current cash and cash equivalents are not sufficient to meet the Company's needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings and additional public or private debt or equity financings.


         PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

            (b) Reports on Form 8-K. None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.



 Dated: September 12, 2000    By /s/ Dale Doner
                                 -------------------------------------------
                                     Dale Doner, President



 Dated: September 12, 2000    By /s/ Marlin Doner
                                 -------------------------------------------
                                     Marlin Doner, Chief Financial Officer