Form 10QSB
period 2000-10-31
TREASURY INTERNATIONAL INC
filed 2000-12-15
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2000

                                       OR

(  )        Transition Report pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934.

             For the transition period from         to
                                           ---------  -----------
                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                            98-0160284
  ---------------                                       --------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

    1081 King St., E 2nd Floor
         Kitchener, Ontario                                     N2G 2N1
------------------------------------                    --------------------
(Address of Principal Executive Offices)                       (Zip Code)




    ------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

         As of October 31, 2000, 92,196,677 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2000 was $4,003,445. Shares of Common Stock held by each executive officer and directors and by each persons who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

PART I     Financial Information
--------------------------------
ITEM 1. Financial Statements
----------------------------
           Bromberg & Associate
--------------------------------              1183 Finch Ave. West, Suite 305
                                                 Toronto, Ontario M3J 2G2
                                                   Phone: (416) 663-7521
          CHARTERED ACCOUNTANTS                     Fax: (416) 663-1546

ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Treasury International, Inc.

         We have reviewed the accompanying interim consolidated balance sheet of Treasury International, Inc. as at October 31, 2000, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                                                         BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS





      TORONTO, CANADA
      December 8, 2000

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                             AS AT OCTOBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                               October 31, 2000             January 31, 2000
CURRENT
    Accounts receivable                             $   758,831                  $   662,531
    Due from Wexcap Group, LLC                            3,000                        3,000
    Marketable Securities (Note 7)                      201,436                            -
    Sundry assets                                        21,922                        2,607
                                             ------------------    -------------------------
                                                        985,189                      668,138

Promissory Note Receivable (Note 3)                   2,649,398                    2,649,398
Goodwill (Notes 2b & 4)                                 174,549                      381,929
Research & Development Costs (Notes 2c & 5)             289,562                      160,002
Capital Assets (Notes 2d &6)                             30,882                       14,925
Long Term Investments (Note 7)                           66,417                            -
                                             ------------------    -------------------------
                                                    $ 4,195,997                  $ 3,874,392
                                             ==================    =========================

                                   LIABILITIES
CURRENT
    Bank Indebtedness                               $    65,979                   $   56,547
    Accounts payable and accrued liabilities            216,807                      153,839
    Current portion of long-term debt (Note 8)          328,568                      197,344
                                             ------------------    -------------------------
                                                        611,354                      407,730

Loans from Officers & Directors                         250,244                       43,772
Long Term Debt (Note 8)                                 477,003                       45,903
                                             ==================    =========================
                                                    $ 1,338,601                   $  497,405
                                             ==================    =========================

                              SHAREHOLDERS' EQUITY
SHARE CAPITAL
    Authorized
       100,000,000 common shares at $.0001
    Issued
       92,196,677 common shares (Note 9)                  9,219                        9,510
      Contributed surplus (Note 10)                   4,751,814                    4,896,694
Deficit                                              (1,903,637)                  (1,529,217)
                                             ------------------    -------------------------
                                                      2,857,396                    3,376,987
                                             ------------------    -------------------------

Total Liabilities & Shareholders Equity             $ 4,195,997                  $ 3,874,392
                                             ==================    =========================

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                    NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)


                                     October 31, 2000            October 31,1999

Balance, Beginning of Period             $ 1,529,217                $ 1,758,328

Net (Income) Loss for the Period             374,420                  (200,612)
                             -----------------------    -----------------------

Balance, End of Period                    $1,903,637                $ 1,557,716
                             -----------------------    -----------------------

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                                   (UNAUDITED)


                                          October 31,2000       October 31,1999
REVENUE
  Operations                                  $   253,210          $    205,092
  Management Fee Income                                 -                33,333
  Interest and Penalty Income (Note 3)                  -               455,321
                                         ----------------        --------------
TOTAL INCOME                                      253,210               693,946
                                         ----------------        --------------

COST OF GOODS SOLD                                196,280               170,045
                                         ----------------        --------------

GROSS PROFIT                                       56,930               523,901
                                         ----------------        --------------
EXPENSES
    General and Administrative                    282,354               289,922
                                         ----------------        --------------

INCOME (LOSS) from Operations
before undernoted items                          (225,424)              233,979
    Amortization (Notes 4,5,6)                    128,598                24,773
    Financing Cost                                 20,398                 8,594
                                         ----------------        --------------

NET INCOME (LOSS)                             $  (374,420)         $    200,612
                                         ================        ==============

Income (Loss) per Share                           (0.0004)               0.0022
                                         ----------------        --------------

Weighted Average Number of                     91,930,100            92,200,296
Common Shares Outstanding                ================        ==============

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)

                                                         COMMON          PAID-IN       CONTRIBUTED
                                                         SHARES          CAPITAL         SURPLUS
                                                 ----------------    -----------   ----------------

Balance-January 31, 2000                               95,101,777       $  9,510        $ 4,896,694

Issued 323,900 shares of common stock at $0.11            323,900             32             35,597
per share under the Company's Employee Benefit
Plan Registration Statement of February 25,
1998.

Issued 171,000 shares of common stock in                  171,000             17             34,183
consideration for the reduction of Notes
Payable by $34,200.

Returned 3,200,000 shares of common stock to           (3,200,000)          (320)          (199,680)
the company from its subsidiary Pioneer Media
Group (Compelis Corporation).

Returned & cancelled 600,000 shares of common            (600,000)           (60)           (54,940)
stock for cash consideration of $55,000

Issued 400,000 shares of common stock at $0.10            400,000             40             39,960
per share under the Company's Employee Benefit
Plan Registration Statement of February 25,
1998.
                                                 ----------------    -----------   ----------------
Balance- Ocotber 31, 2000                              92,196,677       $  9,219        $ 4,751,814
                                                 ================    ===========   ================

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)


                                             October 31, 2000   October 31, 1999
Cash flows from operating activities
    Net income (loss)                             ($ 374,420)         $ 200,612
    Adjustment to Retained Earnings                        -           (850,000)
    Amortization                                     128,598             24,773
    (Increase) decrease in accounts receivable       (96,300)           340,410
    Increase in amount due from Wexcap Group               -             (3,000)
    (Increase) decrease in sundry assets             (19,315)                15
    Increase in accounts payable                      62,968            100,597
                                               -------------      -------------
Net cash used for operating activities              (298,469)          (186,593)
                                               -------------      -------------
Cash flows from financing activities
    Loans Payable                                    206,472                  -
    Promissory note receivable                             -             10,000
    Notes payable                                    562,324            284,009
    Proceeds on issue of common shares              (145,171)           316,000
                                               -------------      -------------
Cash provided by financing activities                623,625            610,009
                                               -------------      -------------
Cash flows from investing activities
    Long Term Investments                           (267,853)                 -
    Goodwill                                         200,000           (396,809)
    Research and development costs                  (241,090)           (82,632)
    Purchase of capital assets                       (25,645)            (7,744)
                                               -------------      -------------
Cash used for investing activities                  (334,588)          (487,185)
                                               -------------      -------------

Increase in bank indebtedness                         (9,432)           (63,769)
Bank balance (indebtedness), beginning of period     (56,547)            19,956
                                               -------------      -------------
Bank indebtedness, end of period                   ($ 65,979)          $ 43,813
                                               -------------      -------------

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT OCTOBER 31, 2000


1. Nature of business
              Treasury International, Inc., through its wholly owned subsidiaries, Compelis Corporation and Retailport.com, Inc., is involved in the development of business to business E-Commerce, Web-enabled database publishing and Internet Portal development.



2. Summary of significant accounting policies

a)       Basis of consolidation
         These consolidated financial statements include the accounts of the company and the revenues and expenses of Compelis Corporation and Retailport.com, Inc., its wholly owned subsidiaries.

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

3. Promissory Note Receivable
              The promissory note receivable was received from the purchaser of the company's former subsidiary, Mega Blow Moulding Limited on November 30, 1998. The Note and the interest due are both in default.



4. Goodwill
                   October 31, 2000                        January 31, 2000
           --------------------------------------      -----------------------
                        Accumulated      Net book
           Cost         Amortization      value              Net book value
           ----------  -------------  ------------     -----------------------
            $ 196,809       $ 22,260    $ 174,549                 $ 381,929
           ==========  =============  ===========      ====================

5. Research & Development Costs
                   October 31, 2000                        January 31, 2000
           --------------------------------------      -----------------------
                        Accumulated      Net book
           Cost         Amortization      value              Net book value
           ----------  -------------  -----------      -----------------------
            $ 474,630      $ 185,068    $ 289,562                 $ 160,002
           ==========  =============  ===========      ====================

6. Capital assets
                           October 31, 2000                  January 31, 2000
                      ----------------------------------    -------------------
                                 Accumulated  Net book          Net book
                           Cost  Amortization   value             value
                      ---------  ------------ --------      --------------
 Office equipment      $ 21,715      $ 14,601  $ 7,114             $ 8,320
 Computer equipment      43,594        19,826   23,768               6,483
 Leasehold                1,407         1,407        -                 122
 improvements         ---------  ------------ --------      --------------
                       $ 66,716      $ 35,834 $ 30,882            $ 14,925
                      =========  ============ ========      ==============

7. Long Term Investments
              During the period the Company made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

8. Notes payable
              The notes payable consist of the following:

           Due Date                 Principal Amount          Interest Rate
           Current                        $ 328,568              12% - 15%
           July 20, 2005                  $ 477,003                    12%
                                    ---------------
           Total                          $ 805,571
                                    ---------------

9. Stock Options

a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at October 31, 2000 are as follows:

                Year Granted    Expiry Date       Price Range    No. of Shares
          --------------------------------------------------------------------
            November 1, 2000  October 31, 2001      $ 0.11           85,000
            November 1, 2001  October 31, 2002       $0.11          410,000
          --------------------------------------------------------------------
           Total Outstanding                                        495,000
                                                                  ------------
b) As at October 31, 2000, 400,000 warrants were issued and exercised at a price of $0.10 per share, 1,097,500 warrants were issued and exercised at a price of $0.11 per share and 7,500 warrants were issued and exercised at a price of $0.16 per share, for each warrant owned. These warrants covered in this plan are exercisable over a 3 year period and expire in November 2002.

10. Contributed surplus
              Contributed surplus represents the premium paid on the issuance of common shares.

11. Income taxes
              As at October 31, 2000 the company had a net operating loss carryover of approximately $2,633,000 expiring in various years through 2015.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

         Forward Looking Statements
         --------------------------
              The information contained in Item 2 of this Form 10-QSB, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended (the "Securities Act"), and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         Overview
         --------
              Treasury International, Inc. is an asset management company in the business of development and acquisition of proprietary assets that offer significant growth potential. Treasury attempts to enhance shareholder value through an asset management and acquisition strategy that targets companies or activities where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, productivity and growth potential of its managed assets.

              On November 30, 1998 the Company entered into an agreement to sell its operating subsidiary Mega Blow Mouldings Ltd. ("Mega Blow") for $4,250,000. To date the Company has received cash considerations of $360,000 and a $1,394,266 credit to retire its long-term debt and interest obligation related to Treasury's purchase of this asset in October 1996. The Company currently holds a Promissory Note, signed by the purchaser, with an outstanding balance of $2,649,398 plus interest. The Note along with the interest due on the outstanding principal balance is currently in default. The Company believes it is in a position to reacquire the asset should it be determined that an acceptable settlement cannot be reached with the parties involved in the Purchase Agreement. However, there can be no assurance that, should the Company reacquire Mega Blow, it will be able to adequately allocate the resources necessary to operate the Company as an ongoing concern.

         Operating Plan
         --------------
              The Company, through its operating subsidiaries, designs, develops and delivers Internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100 million. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc. and the Company owns the following suite of proprietary software assets and activities known as the Active Business Solutions: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank, ActiveHost and ActiveDesign.

         Market Opportunities
         --------------------
              Organizations are spending increasing amounts of their Information Technology budgets on solutions that will link disparate information databases to present business-critical information to anyone, anywhere at anytime. To enable this transfer of information companies must aggregate data from legacy operating systems and other sources such as print media, vendor catalogs, etc. Data aggregation is an arduous task for organizations who manufacturer or distribute many products from many suppliers to many customers. The success and growth of online communities, B2B trading exchanges and e-Catalogs is often hampered by the inefficient access to product information and the inability to link information to business-critical data sources such as internal ERP and management information systems (MIS).

              The Company believes that as organizations seek to improve efficiencies in their business processes they will require solutions to aggregate data and publish information independent of its format, media, location or system. Distributed business-critical information is becoming an increasingly important factor for competitive advantage. As a result the Company believes organizations will demand integrated technologies for print, CD-ROM and the Internet as well as solution providers who understand data aggregation.

         Products and Technologies
         -------------------------
              In  May  2000,   the   Company   released   its  core   family  of
         Internet-based software solutions - ActiveRMS for retailers, ActiveCommerce for the manufacturing and distribution markets. Both ActiveRMS and ActiveCommerce employ Microsoft Commercial Internet System (MCIS), Microsoft SQL Server 7.0 and run on the Windows NT computing platform. The Company's products are based on industry and Web standards including: SQL, Site Server, ASP, HTML, PDF, Java and ActiveX.

         Product Development
         -------------------
              In order for the Company to compete it must continue to enhance the functional aspects of its software as well as introduce new software solutions to the market. To date its investment has been to build an Internet-based application tool set that allows companies to update the content of their corporate web site (news releases, product specials, etc.), market products through their online catalog, manage the Request for Quote (RFQ) and Quoting function of their customer service department, online order entry, inventory management, price promotions and customer account management.

              The Company further intends to integrate ActiveRMS (Enterprise Management toolset for Retailers) and Active Commerce (E-business toolset) into ActiveCo-op a new Web-based product to manage the relationships of trading partners within vertically defined communities (or co-operatives). This tool set would enable trading partners to interact, collaborate and conduct business over the Internet while also integrating internal and external operations with their online E-commerce initiatives.

              Treasury's ability to develop and release new products and product enhancements in a timely manner is subject to a number of factors including: the availability of qualified personnel, its ability to solve technical issues, allocatation of adequate resources amoung competing priorities of the Company and other factors outside the control of the Company. There can be no assurance that the Company will not experience difficulties that could delay or prevent successful development and marketing of new products or product enhancements.

         Competition
         -----------
              The Active Business Solutions suite of products competes on a functional basis within the Company's targeted vertical markets and the general market for integrated communication solutions. As a result of the wide range of products and services the Company offers it has a number of competitors. In the E-commerce/E-business market its competitors include other Microsoft solution providers, small entrepreneurial web developers, ERP solution providers and major E-commerce companies. In catalog publishing and the advertising agency business competitors include independent printers, small advertising agencies, integrated communications firms and large periodical publishers.

              The Company believes its competitive advantage comes from the ability of its people resources experienced in product application and database development, creative design, business analysis and sales - to develop integrated communication solutions for print, CD-ROM and the Internet. In addition, it believes the markets will continue to grow for content aggregators and developers as more companies implement communication strategies for print and the Web. By employing capable personnel and implementing proven strategies for bringing products to market the Company believes it can secure market share.

              The Company expects competition to increase as new players enter the market and as products continue to be developed. The Company is aware of numerous major software developers as well as smaller companies who are focusing significant resources on the development and marketing of competitive products. Many of these competitors have secured market share due to their longer operating histories and greater financial, technical and marketing resources. There is no assurance that the Company and its products will be able to compete effectively in the face of price competition, name recognition and financial pressures caused by the increased numbers of competitors.

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

         Retailport.com, Inc.
         --------------------
              Retailport.com, Inc. is a retail industry portal endeavoring to link trading partners in these initial retail verticals: sporting goods, specialty card, gift and hard goods. The Company believes that creating unique Internet portals where Industry partners can interact and transact business in a secure online environment will create a compelling reason for key players to be involved. The site will include online auctions, Industry news, business to business forums, aggregated industry E-catalogs and classifieds for excess inventory, employment opportunities, business directories, etc.

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

              As an outsourced Internet-based software solution, ActiveRMS generates revenues from three sources: first, from Value Added Reseller
         (VAR) partners who sell product licenses for each customer installation; second, Application Service Provider (ASP) partners who host and support the ongoing technology infrastructure requirements for ActiveRMS customers; third, from professional services custom programming, consulting and project management - billings to meet the more sophisticated technology requirements of larger installations. Ongoing revenues are generated from hosting the applications, help desk support contracts and product training.

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

              During the next 12 to 24 months, Treasury intends to continue its expansion goals. The Company plans to achieve its asset building objectives: i) gain strategic position for its subsidiaries, ii) improve asset productivity and iii) improve growth potential in both emerging technologies and key targeted vertical market sectors by continuing to build its current technology assets and by seeking strategic alliances or acquisitions to expand its market reach. To increase its future subsidiaries' market share, the Company will seek to acquire or partner with other companies that are deemed to have important products and synergies with existing company operations.

              The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included in this annual report.


         (1)      INTERIM PERIODS
         ------------------------
         Result of Operations
         --------------------
         For the nine months ended October 31, 2000.
         -------------------------------------------
              For the nine month period ended October 31, 2000, the Company has seen operating revenues increase plus growing demand for its products and services as evidenced by year over year growth in its Work In Progress (WIP) backlog. The current value of WIP contracts is approximately $504,000. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a contract. Revenues from operations increased to $253,210 for the period with Gross Margins of 22%, an increase from 17% in the same period of 1999.

              The  Company  incurred  a net loss of  $225,424  from  operations, exclusive of Interest and Amortization, for the nine-month period ended October 31, 2000. During the period, General and Administrative costs were impacted by extra-ordinary costs associated with the development and launch of ActiveRMS and ActiveCommerce. In addition, all professional fees, compliance reporting and restructuring expenses related to the ongoing administration of the public company are included in this amount along with the sales, general and administrative costs of the Company's operating subsidiaries.

              During the same period in 1999, the Company had a net profit of $233,979. This was largely impacted by the interest and penalty income of $455,321 related to the Promissory Note the Company holds on the sale of its previously owned operating subsidiary Mega Blow Moulding Ltd. ("Mega Blow"). The Company has not reported any interest and penalty income from the Note, in the current year, as the Note is currently in default.


         Liquidity and Capital Resources
         -------------------------------
              The Company's management believes it has developed a sound plan to capture a growing segment of the global E-commerce, E-business and Database Publishing markets. As a technology solutions provider and content service provider the future for Treasury is related to its ability to capitalize on emerging technologies that link trading partners in end-to-end enterprise commerce solutions. The plan details the Company's entry into new and emerging e-commerce initiatives through Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc, each a wholly owned subsidiary.

              Current assets totaled $985,189 at October 31, 2000 and consist of trade receivables from operations, marketable securities and interest due on the Promissory Note the Company holds relating to the sale of Mega Blow in November 1998. The interest portion due from the Note is $602,481 as reported in the audited financial statements from the year ended January 31, 2000.

              Current liabilities totaled $611,354 as of October 31, 2000 compared to $407,730 at January 31, 2000. This change in the Company's current liabilities consists of an increase in trade payables from operations and increases to the current portion of longterm debt held by private investors of the Company.

              The Company intends to sustain current operations through to the year ending January 31, 2001. The primary sources of liquidity for the Company are cash generated from operations, outside private sources of financings, the continuing sale of common stock and/or the sale of Company assets. If the funds available from these activities, together with its current cash and cash equivalents are not sufficient to meet the Company's needs, the Company may, from time to time, seek to raise capital from additional sources, including establishing lending facilities, project-specific financings, public or private debt and equity financings. The Company has not been able to collect the funds to have been generated from the sale of Mega Blow. There can be no assurance that the Company will be successful in its attempt to collect this debt or to raise sufficient capital to meet its operating requirements, to repay its debts and to deliver on its business plan.

         PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

            (b) Reports on Form 8-K. None

SIGNATURES
----------
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.



         Dated: December 12, 2000      By /s/ Dale Doner
                                         --------------------------------------
                                         Dale Doner, President



         Dated: December 12, 2000      By /s/ Marlin Doner
                                         --------------------------------------
                                          Marlin Doner, Chief Financial Officer