Form 10KSB/A
period 2000-01-31
TREASURY INTERNATIONAL INC
filed 2001-02-02
CIK 1003007

TREASURY INTERNATIONAL INC




                              Filing Type: 10KSB/A

                           Description: Annual Report

                            Filing Date: Jan 19, 2001

                            Period End: Jan 31, 2000




            Primary Exchange: Over the Counter Includes OTC and OTCBB

                                  Ticker: TREY

TREASURY INTERNATIONAL INC - 10KSB/A-Amended Annual Report Date Filed: 1/19/2001


                                Table of Contents




                                     10KSB

PART I......................................................................2
ITEM 1......................................................................2
ITEM 2......................................................................9
ITEM 3......................................................................9
ITEM 4......................................................................9
PART II.....................................................................9
ITEM 5......................................................................9
Table1......................................................................9
ITEM 6.....................................................................10
ITEM 7.....................................................................14
ITEM 8.....................................................................14
PART III...................................................................14
ITEM 9.....................................................................14
Table2.....................................................................14
ITEM 10....................................................................15
Table 3....................................................................16
ITEM 11....................................................................16
Table4.....................................................................16
ITEM 12....................................................................17
ITEM 13....................................................................17
Balance Sheet..............................................................22
Table6.....................................................................23
Income Statement...........................................................24
Table8.....................................................................25
Cash Flow Statement........................................................26
Table10....................................................................27
Table11....................................................................28
Table12....................................................................29

                                      EX-21

EX-21......................................................................29

                                      EX-23

EX-23......................................................................30

                                      EX-27

Exhibit 27 Table...........................................................31

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

     Compelis generates revenue from the creation of content in the catalog both text and images - plus from the management of print or output to other media. All printing is outsourced through 3rd party sources.

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

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

         This Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview

         Treasury International, Inc. (the "Company") is a holding company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

         During the next few years, the Company expects to continue to implement its development strategy. The Company's development strategy includes acquiring operations and assets that meet the following objectives: (i) allow the Company to gain strategic position, (ii) improve asset productivity, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, the Company may also attempt to acquire key competitors, as well as companies and assets that may have important products and synergies with the Company's existing operations and products.

Significant Events

         The Company's new management team has revised both the Company's restructuring plans and the Company's operations. New management believes the Company is now positioned to realize significant growth in both revenue and market share within its operating entities.

         The purchase of Pioneer Media Group in May 1999 (now known as Compelis Corporation) allowed the Company to reorient its business focus through entry into the growing Internet E-commerce and E-business field. In conjunction with the acquisition of Pioneer Media Group, the Company also reacquired 3,200,000 shares of its common stock owned by Pioneer Media Group prior to the transaction. Management believes that the acquisition of these new software assets (now known as ActiveRMS and ActiveCommerce) will allow the Company to generate revenues from new sources. Management also believes that these assets will represent significant opportunities for development, and will form the core of the Company's Internet strategy.

         The Company's  former  subsidiary,  Mega Blow Mouldings  Limited ("Mega
Blow"), was acquired on October 30, 1996 for $2,863,182, consisting of $1,361,302 of cash and $1,501,880 of debentures. Subsequently, Mega Blow was sold effective November 30, 1998 for $4,250,000, consisting of a $250,000 cash deposit, a $4,000,000 promissory note, and an $850,000 promissory note. On

November 7, 1999, the $4,000,000 promissory note was reduced by a credit against the debentures of $1,394,266 (principal of $1,240,602 and accrued interest of $153,664). During the fiscal year ended January 31, 2000, the note receivable resulting from the sale of Mega Blow was restructured by eliminating the $850,000 note receivable against deferred gain.

         The financial statements included herein as of and for the fiscal year ended January 31, 2000 have been restated from those previously filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, to recognize a charge to operations of $602,481 for uncollectible accounts receivable relating to the Mega Blow promissory note, to charge to operations $160,002 of deferred research and development costs, and to recognize deferred gain on sale of Mega Blow of $1,961,231.

         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.


Fiscal Years Ended January 31, 2000 and 1999

         The Company's results of operations for the fiscal year ended January 31, 1999 include ten months of operations of Mega Blow, which was sold effective November 30, 1998. The Company's results of operations for the fiscal year ended January 31, 2000 include approximately nine months of operations of Compelis Corporation (formerly Pioneer Media Group), which was acquired effective May 7, 1999.

         Revenues from operations for the fiscal year ended January 31, 2000 were $363,272, as compared to $3,583,715 for the fiscal year ended January 31, 1999, a decrease of $3,220,443 or 89.9%, primarily as a result of the sale of Mega Blow during the fiscal year ended January 31, 1999.

         Management fees of $33,333 were charged to Mega Blow during the fiscal year ended January 31, 2000. Interest income of $602,481 resulted from extension agreements signed with the purchasers of Mega Blow relating to the $4,000,000 promissory note. Since no interest payment has been received, and the promissory note and related accrued interest are in default, a bad debt expense has been recorded to write-off the accrued interest of $602,481 at January 31, 2000.

         Cost of goods sold was $233,295 or 64.2% of operating revenues for the fiscal year ended January 31, 2000, as compared to $3,035,195 or 84.7% of operating revenues for the fiscal year ended January 31, 1999.

         General and administrative expenses decreased to $501,303 for the fiscal year ended January 31, 2000, as compared to $1,041,870 for the fiscal year ended January 31, 1999. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

         Software development costs were $160,002 for the fiscal year ended January 31, 2000. There were no software development costs for the fiscal year ended January 31, 1999.

         As a result of the foregoing factors, the Company recorded a loss of $533,372 for its fiscal year ended January 31, 2000, as compared to a loss of $652,596 for the fiscal year ended January 31, 1999. The net gain of $2,811,231 originally due from the sale of Mega Blow at January 31, 1999, reduced by $850,000 to $1,961,231 at January 31, 2000, is being deferred and will be recorded in the period in which payment is received by the Company.


Liquidity and Capital Resources

         During the fiscal years ended January 31, 2000 and 1999, the primary sources of liquidity for the Company were from the sale of common stock, the issuance of notes payable, funds generated from the sale of Mega Blow, and cash flows provided by the operations of Compelis Corporation.

         Operating. During the fiscal year ended January 31, 2000, the Company's operations generated cash resources of $343,643, as compared to using cash resources of $1,283,196, primarily as a result of a reduction in cash utilized to support increased accounts receivable and decreases in accounts payable. As of January 31, 2000 and 1999, the Company's net working capital was ($342,073) and ($451,355), respectively, reflecting current ratios of .16:1 and .66:1, respectively.

         Financing. During the fiscal years ended January 31, 2000 and 1999, the Company received proceeds from the issuance of common stock of $442,296 and $1,595,080, respectively.

         At January 31, 2000, the Company owed $56,547 to Royal Bank of Canada under a $67,000 operating line of credit.

         Long-term debt decreased by $1,240,602 at January 31, 2000 as compared to January 31, 1999.

         As of January 31, 2000, the Company had notes payable to various individuals aggregating $197,344 with interest at 12% to 15% per annum, due during the fiscal year ending January 31, 2001.

         The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings, will be sufficient to meet its operating and financing requirements for the next twelve months. Depending on the Company's rate of growth, the Company may seek to raise additional debt or equity capital through public or private financings, increasing its current lending facilities, or through project-specific financings.


Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning February 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for
Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning February 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning February 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning February 1, 2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No.
133 will have a material effect on its financial statement presentation and disclosures.

         In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it currently complies with the accounting and disclosures provisions described in SAB No. 101. Accordingly, the Company does not believe that implementation of SAB No. 101 will have a material effect on its financial statement presentation and disclosures.


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

                                    Annual Compensation   Long-Term Compensation
               Fiscal Year   ---------------------------- ----------------------
 Name          Ended Jan.31  Annual Salary  Annual Bonus   Securities underlying
                                                                 options
-------------  ------------- -------------  -------------  ---------------------

James Hal (1)      1999         $47,517           --                  200,000

Dale Doner(2)      1999         $15,000           --                       --

Dale Doner         2000         $47,000           --                       --


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


Name and Address         Beneficial Ownership            Current Percent
                         of Common Stock                   of Class (1)
--------------------     --------------------        -----------------------
Dale Doner
 1081 King St., E            28,004,599                          29%
 Kitchener, Ontario
 Canada  N2G 2N1

Name and Address         Beneficial Ownership            Current Percent
                         of Common Stock                   of Class (1)
--------------------     --------------------        -----------------------
 Marlin Doner
 1081 King St., E             3,830,000                           4%
 Kitchener, Ontario
 Canada  N2G 2N1

 Mark Murphy
 37630 Interchange Dr.,       3,929,000                           4%
 Farmington Hills, MI
 USA  48335

 All directors,
 executive officers,
 as a group (4):             35,763,599                        37.6%

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

 Signature                Title                                       Date
-----------------        ------------------------------------    ---------------

/s/ DALE DONER           Chief Executive Officer, President     January 19, 2001
    ----------------     and Chairman of the Board
    Dale Doner

/s/ MARLIN DONER         Chief Financial Officer                January 19, 2001
    ----------------     and Director
    Marlin Doner


/s/ LAWRENCE ZEIBEN      Director                               January 19, 2001
    ----------------
    Lawrence Zeiben

/s/ PAUL VISEL           Director                               January 19, 2001
    -----------------
    Paul Visel

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




     TORONTO, CANADA
     January 19, 2001

                          Treasury International, Inc.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 2000

                                     ASSETS

                                       January 31, 2000        January 31, 1999
                                     -------------------     -------------------
CURRENT

   Bank                               $                -      $          19,956
   Accounts Receivable                            60,050                850,000
   Due from Wexcap Group                           3,000                      -
   Sundry Assets                                   2,607                  3,098
                                     -------------------    -------------------
TOTAL CURRENT ASSETS                              65,657                873,054

PROMISSORY NOTE RECEIVABLE (Note 3)            2,649,398              4,000,000
GOODWILL (Notes 2b  & 4)                         381,929                      -
RESEARCH AND DEVELOPMENT COSTS (Notes 2c & 5)    160,002                      -
CAPITAL ASSETS (Notes 2d & 6)                     14,925                  6,935
                                     -------------------    -------------------
TOTAL ASSETS                          $        3,111,909      $       4,879,989
                                     ===================    ===================

                                   LIABILITIES
CURRENT LIABILITIES

   Bank Indebtedness                       $      56,547      $               -
   Account Payable and Accrued Liabilities       153,839                 83,807
   Current portion of long-term debt (Note 7)    197,344              1,240,602
                                         ---------------     ------------------
                                           $     407,730      $       1,324,409
DEFERRED GAIN ON SALE OF SUBSIDIARY (NOTE 8)   1,961,231              2,811,231
LONG TERM DEBT (Note 7)                           45,903                      -
LOAN PAYABLE (Note 8)                             43,772                      -
                                         ---------------     ------------------
TOTAL LIABILITIES                          $   2,458,636              4,135,640
                                         ---------------     ------------------

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL
   Authorized
     100,000,000 common shares
   Issued
     95,101,777 common shares (Note 9)             9,510                  8,832

CONTRIBUTED SURPLUS (Note 10)                  4,896,694              4,455,076

DEFICIT                                       (4,252,931)            (3,719,559)
                                     -------------------     ------------------
                                                 653,273                744,349
                                     -------------------     ------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $    3,111,909     $        4,879,989
                                     ===================     ==================
      F-3

                          Treasury International, Inc.
                        Consolidated Statement of Deficit
                           YEAR Ended JANUARY 31, 2000





                                            January 31, 2000   January 31, 1999
                                           ------------------ -----------------

Balance, Beginning of Year as restated         ($3,719,559)        ($3,066,963)

Net Income for the Year                           (533,372)           (652,596)
                                           ---------------    ----------------
Balance, End of Year                           ($4,252,931)        ($3,719,559)
                                           ===============    ================




                          Treasury International, Inc.
                      Consolidated Statement of Operations
                           YEAR Ended JANUARY 31, 2000


                                       January 31, 2000        January 31, 1999
                                       ----------------        -----------------
REVENUE From Operations                 $       363,272         $     3,583,715

MANAGEMENT FEE INCOME                            33,333                       -

INTEREST INCOME                                 602,481                       -
                                       ----------------        -----------------
TOTAL INCOME                                    999,086               3,583,715

COST OF GOODS SOLD                              233,295               3,035,195
                                       ----------------        -----------------
GROSS PROFIT                                    765,791                 548,520

EXPENSES

General and administrative                      501,303               1,041,870

Software Development                            160,002                       -
                                       ----------------        -----------------
                                               (661,305)              1,041,870
                                       ----------------        -----------------
INCOME (LOSS) FROM OPERATIONS BEFORE
 UNDER NOTED ITEMS                              104,486                (493,350)
                                       ----------------        -----------------

Bad Debt Expense (Note 3)                       602,481                       -

Amortization  (Note 5, 6)                        19,542                  84,147

Interest Expense                                 15,835                  80,463
                                       ----------------        -----------------
NET INCOME (LOSS) Before Income Taxes    $     (533,372)        $      (657,960)

Deferred Income Taxes                                 -                  (5,364)
                                       ----------------        -----------------
NET INCOME (LOSS) from Operations        $     (533,372)        $      (652,596)

NET GAIN from Sale of Subsidiary                      -                     NIL
                                       ----------------        -----------------
NET INCOME                               $     (533,372)        $      (652,596)
                                       ----------------        -----------------

Income per Share                         $       (0.005)        $       (0.0096)
                                       ================        =================
Weighted Average Number of
Common Shares Outstanding                    92,892,333              67,679,323
                                       ================        =================

                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           YEAR ENDED JANUARY 31, 2000


                                       COMMON           PAID-IN    CONTRIBUTED
                                       SHARES            CAPITAL      SURPLUS
                                      ------------     ---------- --------------

Balance - January 31, 1999              88,320,677       $ 8,832   $4,455,076

Issued 1,800,000 shares of common stock  1,800,000           180       99,820
for cash consideration of $100,000

Issued 3,200,000 shares of common        3,200,000           320      191,680
stock for all of the outstanding
issued shares of Compelis Corporation
(formerly Pioneer Media Group)        ------------     ---------- ------------

Balance-July 31, 1999                   93,320,677       $ 9,332   $4,746,576

Issued 600,000 shares of common stock      600,000            60       23,940
in consideration for the reduction
of the notes payable by $24,000       ------------    ---------- -------------

Balance-October 31, 1999                93,920,677       $ 9,392   $4,770,516


Issued 400,000 shares of common stock      400,000            40       39,960
in consideration for the reduction
of the notes payable by $40,000

Issued 773,600 shares of common stock      773,600            77       85,019
share under the Company's Employee
Benefit Plan Registration Statement
of February 25, 1998.


Issued 7,500 shares of common stock at       7,500             1        1,199
$0.16 per share under the Company's
Employee  Benefit  Plan Registration
Statement  of February 25, 1998.       ------------   ----------  ------------

Balance - January 31, 2000              95,101,777        $9,510    4,896,694
                                      =============   ==========  ============





                          Treasury International, Inc.
                      Consolidated Statement of cash flows
                           YEAR Ended JANUARY 31, 2000




                                          January 31, 2000      January 31, 1999
                                          -----------------   ------------------

Cash flows from operating activities

     Net income                            $      (533,372)        $ (652,596)
     Adjustment to Retained Earnings              (850,000)         2,811,231
     Proceeds on issue of common shares                  -             78,227
        for services rendered
     Amortization                                   19,542             84,147
     Decrease in Deferred Income Taxes                   -            (52,957)
     (Increase) decrease in accounts receivable    789,950           (241,341)
     Increase in amount due from Wexcap Group       (3,000)                 -
     Decrease in inventories                             -            345,783
     Decrease in sundry assets                         491             68,922
     Increase in accounts payable                   70,032           (913,381)
                                           ---------------   ----------------
Cash provided by (used for) operating activities  (506,357)         1,528,035
                                           ---------------   ----------------
Cash flows from financing activities
     Promissory note payments received           1,350,602         (4,000,000)
     Notes payable                                 243,247                  -
     Long-term debt                             (1,240,602)          (884,466)
     Loan Payable                                   43,772                  -
     Proceeds on issue of common shares            442,296          1,595,080
                                           ---------------   ----------------
Cash provided by (used for) financing activities   839,315         (3,289,386)
                                           ---------------   ----------------
Cash flows from investing activities
     Goodwill                                     (396,809)         1,744,122
     Disposal (Purchase) of capital assets         (12,652)           529,197
                                           ---------------   ----------------
Cash provided by (used for) investing activities  (409,461)         2,273,319
                                           ---------------   ----------------
Decrease (Increase) in bank indebtedness           (76,503)           511,968
Bank balance (indebtedness), beginning of year      19,956           (492,012)
                                           ---------------   ----------------
Bank balance (indebtedness), end of year          ($56,547)     $      19,956
                                           ===============   ================



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

     c)   Research and development costs
          The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. These costs are written off as incurred and shown as software development expense in the statement of operations.

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

3.   Accounts Receivable

     Accounts Receivable consist of the following:

      Trade Accounts Receivable                           $   60,050
      Interest Receivable on Promissory Note                 602,481
                                                         -----------
                                                          $  662,531
      Less: Allowance for Doubtful Account                   602,481
                                                         -----------
      Accounts Receivable                                 $   60,050
                                                         ===========

4.   Promissory Note Receivable

     The promissory note receivable arose on the sale of the company's subsidiary, Mega Blow Moulding Limited on November 30, 1998.

     Further to an Addendum to the Stock Purchase Agreement dated November 5, 1999, the company agreed to extend the due date of the note to May 31, 2000.

5.   Goodwill
                   January 31, 2000                       January 31, 1999
      ------------------------------------------------  -------------------
                           Accumulated     Net book           Net book
           Cost            Amortization     value              value
      ----------------  ----------------  ------------  -------------------
        $396,809              $14,880       $381,929         $       -
      ================  ================  ============  ===================

6.   Capital assets

                       January 31, 2000                     January 31, 1999
-------------------------------------------------------    ------------------
                                Accumulated   Net book          Net book
                        Cost    Amortization    value            value
                   ----------   ------------ ----------    ------------------
Office equipment      $21,715        $13,395     $8,320           $6,935
Computer equipment     21,319         14,836      6,483                -
Leasehold improvements  1,407          1,285        122                -
                   ----------   ------------ ----------    ------------------
                      $44,441        $29,516    $14,925           $6,935
                   ==========   ============ ==========    ==================

7.     Notes payable

           The notes payable consist of the following:

       Due Date                Principal Amount        Interest Rate
       --------------          -----------------      --------------
       Current                     197,344               12% - 15%
       July 20, 2005             $  45,903                   12%
                               -----------------
       Total                       243,247
                               -----------------
      F-8

8. Deferred gain from the Sale of Subsidiary ("Mega Blow Mouldings Ltd.")

      Net Gain on Sale of Subsidiary                     $ 2,811,231
      Less: Adjustment to Sale Price of Mega Blow           (850,000)
                                                         ------------
      Deferred Gain                                      $ 1,961,231
                                                         ============

9.     Loan Payable


     The loan payable bears interest at a rate of 12% per year and has no fixed repayment terms.


10.   Stock Options

     a.) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at January 31, 2000 are as follows:


   Year Granted             Expiry Date          Price Range      No. of Shares
---------------------- ---------------------- -------------- ------------------
  November 1, 1999       October 31, 2001          $ 0.11             808,900
  November 1, 1999       October 31, 2002          $ 0.11             410,000
---------------------- ------------------ --------------------- ---------------
  Total Outstanding                                                 1,218,900
                                                                ===============

     b.) As at January 31, 2000, 773,600 outstanding warrants were exercised at a price of $0.11 per share and 7,500 outstanding warrants were exercised at a price of $0.16 per share, for each warrant owned.

11.  Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

12.  Income taxes

     As at January 31, 2000 the company had a net operating loss carryover of approximately $5,004,231 expiring in various years through 2015.