Form 10QSB/A
period 2000-10-31
TREASURY INTERNATIONAL INC
filed 2001-02-13
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         Commission File Number: 0-28514

                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                     98-0160284
        ---------------------------                   ---------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
                   or Organization)

         1081 King St., E 2nd Floor
               Kitchener, Ontario                           N2G 2N1
         --------------------------                        --------
  (Address of Principal Executive Offices)                 (Zip Code)

 ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

PART I     Financial Information
--------------------------------
ITEM 1. Financial Statements


        Bromberg & Associate
                                            1183 Finch Ave. West, Suite 305
 ---------------------------                   Toronto, Ontario M3J 2G2
                                                 Phone: (416) 663-7521
CHARTERED ACCOUNTANTS                             Fax: (416) 663-1546


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


                                                        BROMBERG & ASSOCIATE
                                                        CHARTERED ACCOUNTANTS





         TORONTO, CANADA
         January 19, 2001

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                             AS AT OCTOBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                         October 31, 2000      January 31, 2000
CURRENT
    Accounts receivable                       $   156,350           $   60,050
    Due from Wexcap Group, LLC                      3,000                3,000
    Marketable Securities (Note 7)                330,625                    -
    Sundry assets                                  21,922                2,607
                                         ----------------      ---------------
                                                  511,897               65,657

Promissory Note Receivable (Note 3)                     -            2,649,398
Goodwill (Notes 2b & 4)                           174,549              381,929
Capital Assets (Notes 2d &6)                       30,882               14,925
Long Term Investments (Note 7)                     66,417                    -
                                         ----------------      ---------------
                                                $ 783,745          $ 3,111,909
                                         ================      ===============

                                   LIABILITIES

CURRENT
  Bank Indebtedness                            $   65,979          $    56,547
  Accounts payable and accrued liabilities        216,807              153,839
  Current portion of long-term debt (Note 8)      328,568              197,344
                                         ----------------      ---------------
                                                  611,354              407,730

Deferred Gain on Sale of Subsidiary (Note 9)            -            1,961,231
Loans from Officers & Directors                   250,244               43,772
Long Term Debt (Note 8)                           477,003               45,903
                                         ----------------      ---------------
                                              $ 1,338,601          $ 2,458,636
                                         ================      ===============

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL                                October 31, 2000  January 31, 2000
  Authorized
   100,000,000 common shares at $.0001
  Issued
   92,196,677 common shares (Note 9)                    9,219             9,510
   Contributed surplus (Note 10)                    4,751,814         4,896,694
Deficit                                            (5,445,078)       (4,252,931)
Accumulated Other Income (Note 7)                     129,189                 -
                                           ------------------    --------------
                                                     (554,856)          653,273
                                           ------------------    --------------

Total Liabilities & Shareholders Equity             $ 783,745       $ 3,111,909
                                           ==================    ==============

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                    NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)



                                     October 31, 2000          October 31,1999

Balance, Beginning of Period             ($ 4,252,939)            ($ 3,719,559)

Net (Income) Loss for the Period           (1,192,147)                (323,569)
                              -----------------------    ---------------------

Balance, End of Period                   ($ 5,445,086)            ($ 4,043,128)
                              -----------------------    ---------------------

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                                   (UNAUDITED)

                                     October 31,2000           October 31,1999
REVENUE
 Operations                              $   253,210              $    205,092
 Management Fee Income                             -                    33,333
 Interest and Penalty Income (Note 3)              -                   455,321
                                     ---------------           ---------------
TOTAL INCOME                                 253,210                   693,946
                                     ---------------           ---------------

COST OF GOODS SOLD                           196,280                   170,045
                                     ---------------           ---------------

GROSS PROFIT                                  56,930                   523,901
                                     ---------------           ---------------
EXPENSES
    General and Administrative               282,354                   289,922
    Software Development                     241,090                    82,632
                                     ---------------           ---------------
TOTAL OPERATING EXPENSES                     523,444                   372,554
                                     ---------------           ---------------
INCOME (LOSS) from Operations               (466,514)                  151,347
before undernoted items              ---------------           ---------------
 Writedown of Note Receivable (Note 4)       688,167                         -
 Bad Debt Expense (Note 3)                         -                   455,321
 Amortization (Notes 5, 6)                    17,068                    11,001
 Financing Cost                               20,398                     8,594
                                     ---------------           ---------------
                                             725,633                   474,916
                                     ---------------           ---------------
NET (LOSS) from Continuing Operations   ($ 1,192,147)               ($ 323,569)
 Other Income, principally unrealized        129,189                         -
gains on Securities
Available for Sale (Note 7)          ---------------           ---------------
NET (LOSS)                               ($1,062,958)               ($ 323,569)
                                     ===============           ===============
Income (Loss) per Share                       (0.011)                   (0.003)
                                     ---------------           ---------------
Weighted Average Number of                91,930,100                92,200,296
Common Shares Outstanding            ===============           ===============

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)

                                          COMMON      PAID-IN      CONTRIBUTED
                                          SHARES      CAPITAL        SURPLUS
                                       ------------  ----------   ------------
Balance-January 31, 2000                95,101,777     $  9,510    $ 4,896,694

Issued 323,900 shares of common stock      323,900           32         35,597
at $0.11 per share under the Company's
Employee Benefit Plan Registration
Statement of February 25, 1998.

Issued 171,000 shares of common            171,000           17         34,183
stock in consideration for the
reduction of Notes Payable by $34,200.

Returned 3,200,000 shares of common     (3,200,000)        (320)      (199,680)
stock to the company from its
subsidiary Pioneer Media Group
(Compelis Corporation).

Returned & cancelled 600,000 shares       (600,000)         (60)       (54,940)
of common stock for cash
consideration of $55,000

Issued 400,000 shares of common stock      400,000           40         39,960
at $0.10 per share under the Company's
Employee Benefit Plan Registration
Statement of February 25, 1998.
                                       -----------     --------    -----------
Balance- Ocotber 31, 2000               92,196,677     $  9,219    $ 4,751,814
                                       ===========     ========    ===========

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTH PERIOD ENDED OCTOBER 31, 2000
                                   (UNAUDITED)

                                          October 31, 2000     October 31, 1999
Cash flows from operating activities
  Net (loss)                                 ($ 1,192,147)          ($ 323,569)
  Adjustment for Non-Cash Items                   588,167             (850,000)
  Amortization                                     17,068               11,001
  (Increase) decrease in accounts receivable      (96,300)             795,731
  Increase in amount due from Wexcap Group              -               (3,000)
  (Increase) decrease in sundry assets            (19,315)                  15
  Increase in accounts payable                     62,968              100,597
                                             ------------        -------------
 Net cash used for operating activities          (639,559)            (269,225)
                                             ------------        -------------
 Cash flows from financing activities
    Loans Payable                                 206,472                    -
    Promissory note receivable                    100,000               10,000
    Notes payable                                 562,324              284,009
    Proceeds on issue of common shares           (145,171)             316,000
                                             ------------        -------------
Cash provided by financing activities             723,625              610,009
                                             ------------        -------------

Cash flows from investing activities
    Long Term Investments                        (267,853)                   -
    Goodwill                                      200,000             (396,809)
    Purchase of capital assets                    (25,645)              (7,744)
                                             ------------        -------------
Cash used for investing activities                (93,498)            (404,553)
                                             ------------        -------------

Increase in bank indebtedness                      (9,432)             (63,769)
Bank balance (indebtedness), beginning of period  (56,547)              19,956
                                             ------------        -------------
Bank indebtedness, end of period                ($ 65,979)            $ 43,813
                                             ------------        -------------

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

3.  Accounts Receivable
             Accounts Receivable consist of the following:

  Trade Accounts Receivable                              $ 156,350
  Interest Receivable on Promissory Note                 $ 602,481
                                                         ---------
                                                         $ 758,831
  Less: Allowance for Doubtful Account                   $ 602,481
                                                         ---------
  Accounts Receivable                                    $ 156,350
                                                         ---------

4. Promissory Note Receivable
              The promissory note receivable was received from the purchaser of the company's former subsidiary, Mega Blow Mouldings Limited on November 30, 1998. The Note and the interest due are both in default.

  Promissory Note Receivable                             $ 2,649,398
  Less: Writedown of Note Receivable                     $ 2,649,398
                                                         -----------
          Balance                                             $ -
                                                         -----------

5. Goodwill
                      October 31, 2000                      January 31, 2000
        -------------------------------------------      ---------------------
                       Accumulated       Net book
            Cost       Amortization       value              Net book value
         ----------   --------------   -----------       ---------------------
         $ 196,809        $ 22,260      $ 174,549          $ 381,929
         ==========   ==============   ===========       =====================


              A charge for goodwill was incurred in this fiscal year as a result of the acquisition of Compelis Corporation (formerly Pioneer Media Group) in May 1999. At the time of the acquisition Compelis owned 3.2 million shares of Treasury common stock. These shares were subsequently returned to the Company and cancelled. Goodwill was recorded for this acquisition as $396,809. The current market value of the Companies stock was $0.625 per share. Therefore an adjustment to Goodwill of $200,000 was recorded in this year to account for this action.

6. Capital Assets
                                    October 31, 2000          January 31, 2000
                         --------------------------------    ------------------
                                 Accumulated     Net book        Net book
                         Cost    Amortization      value           value
                       --------  ------------  -----------   ------------------
Office equipment       $ 21,715      $ 14,601     $ 7,114          $ 8,320
Computer equipment       43,594        19,826      23,768            6,483
Leasehold improvements    1,407         1,407           -              122
                       --------  ------------  ----------    ------------------
                       $ 66,716      $ 35,834    $ 30,882         $ 14,925
                       ========  ============  ==========    ==================

7. Securities Available for Sale
              During the period the Company purchased equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period (October 31, 2000).

                                                          Reported   Fair Value
   Issuer                              Market   Cost     Gain (Loss) (@10/31/00)
   -----------------------------------------------------------------------------
   American Sports History Inc.        OTC BB  $130,486   $129,514    $260,000
   Wall Street Financial Corporation   OTC BB   $70,950   ($  325)    $ 70,625
                                             -----------------------------------
                                               $201,436   $129,189    $330,625
                                             -----------------------------------
   Subsequent Event

              As of January 18, 2001 the current market value of these securities is $129,700. This would result in an unrealized loss of $71,736 as of the reporting date.

8. Notes payable
              The notes payable consist of the following:

   Due Date                      Principal Amount          Interest Rate
   Current                              $ 328,568              12% - 15%
   July 20, 2005                        $ 477,003                    12%
                                 ----------------
   Total                                $ 805,571
                                 ----------------

9. Deferred Gain resulting from the Sale of Subsidiary ("Mega Blow Mouldings Ltd.")

Net Gain on Sale of Subsidiary                                    $ 2,811,231
Less: Adjustment to Sale Price of Mega Blow       $ 850,000
Less: Allowance for Deferred Gain               $ 1,961,231       $ 2,811,231
                                                -----------       -----------
                                                                       $ -
                                                                  -----------
10. Stock Options

         a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at October 31, 2000 are as follows:

         Year Granted          Expiry Date         Price Range    No. of Shares
        -----------------------------------------------------------------------
        November 1, 2000     October 31, 2001        $ 0.11             85,000
        November 1, 2001     October 31, 2002        $ 0.11            410,000
        -----------------------------------------------------------------------
        Total Outstanding                                              495,000
                                                                ---------------

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



12. Income taxes
              As at October 31, 2000 the company had a net operating loss carryover of approximately $6,261,958 expiring in various years through 2015.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Overview
--------
         Treasury International, Inc. (the "Company") is a holding company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

         During the next few years, the Company expects to continue to implement its development strategy. The Company's development strategy includes acquiring operations and assets that meet the following objectives: (i) allow the Company to gain strategic position, (ii) improve asset productivity, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, the Company may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with the Company's existing operations and products.

         The Company's new management team has revised both the Company's restructuring plans and the Company's operations. New management believes the Company is now positioned to realize significant growth in both revenue and market share within its operating entities.

         The purchase of Pioneer Media Group in May 1999 (now known as Compelis Corporation) allowed the Company to reorient its business focus through entry into the growing Internet E-commerce and E-business field. In conjunction with the acquisition of Pioneer Media Group, the Company also reacquired 3,200,000 shares of its common stock owned by Pioneer Media Group prior to the transaction, which resulted in a reduction to goodwill of $200,000. Management believes that the acquisition of these new software assets will allow the Company to generate revenues from new sources. As the core of the Company's
Internet strategy, management also believes that these assets will represent significant opportunities for development.

         The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Compelis Corporation, Retailport.com, Inc. and Webco-ops.com, Inc. The Company also owns the following suite of proprietary software assets and activities known as the Active Business Solutions: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank, ActiveHost and ActiveDesign.

         In May 2000, the Company released its core family of Internet-based software solutions, consisting of ActiveRMS for retailers and ActiveCommerce for manufacturing and distribution markets. Both ActiveRMS and ActiveCommerce employ Microsoft Commercial Internet System (MCIS), Microsoft SQL Server 7.0 and run on the Windows NT computing platform. The Company's products are based on industry and Web standards, including SQL, Site Server, ASP, HTML, PDF, Java and ActiveX.

         The Company's  former  subsidiary,  Mega Blow Mouldings  Limited ("Mega
Blow"), was acquired on October 30, 1996 for $$2,863,182, consisting of $1,361,302 of cash and $1,501,880 of debentures. Subsequently, Mega Blow was sold effective November 30, 1998 for $4,250,000, consisting of a $250,000 cash deposit, a $4,000,000 promissory note, and an $850,000 promissory note. On November 7, 1999, the $4,000,000 promissory note was reduced by a credit against the debentures of $1,394,266 (principal of $1,240,602 and accrued interest of $153,664). The Company currently holds a promissory note with an outstanding principal balance of $2,649,398, which is currently in default, as a result of which the Company did not recognize any related interest income during the nine months ended October 31, 2000. During the fiscal year ended January 31, 2000, the note receivable resulting from the sale of Mega Blow was restructured by eliminating the $850,000 note receivable against deferred gain.

         The financial statements included herein as of October 31, 2000 and for the nine months ended October 31, 2000 and 1999 have been restated from those previously filed with the United States Securities and Exchange Commission in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2000, to recognize charges to operations for uncollectible accounts receivable relating to the Mega Blow promissory note and for deferred research and development costs, to reduce amortization expense and other income, and to recognize a reduction in deferred gain on sale of Mega Blow.


Nine Months Ended October 31, 2000 and 1999
-------------------------------------------
         The Company's results of operations for the nine months ended October 31, 2000 include approximately six months of operations of Compelis Corporation (formerly Pioneer Media Group), which was acquired effective May 7, 1999.

         Revenues from operations for the nine months ended October 31, 2000 were $253,210, as compared to $205,092 for the nine months ended October 31, 1999, an increase of $48,118 or 23.5%.

         Management fees of $33,333 were charged to Mega Blow during the nine months ended October 31, 1999. Interest income of $455,321 resulted from extension agreements signed with the purchasers of Mega Blow relating to the $4,000,000 promissory note. Since no interest payment has been received, and the promissory note and related accrued interest are in default, a bad debt expense has been recorded to write-off the accrued interest of $455,321 at October 31, 1999.

         Cost of goods sold was $196,280 or 77.5% of operating revenues for the nine months ended October 31, 2000, as compared to $170,045 or 82.9% of operating revenues for the nine months ended October 31, 1999.

         General and administrative expenses decreased to $282,354 for the nine months ended October 31, 2000, as compared to $289,922 for the nine months ended October 31, 1999. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

         Software development costs were $242,090 for the nine months ended October 31, 2000, as compared to $82,632 for the nine months ended October 31, 1999, reflecting increased expenditures to enhance the functional aspects of the Company's software products. The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of qualified personnel, the ability to solve technical issues, and the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurances that the Company will be successful in developing and marketing new products and product enhancements.

         The Company recorded a write-down of note receivable of $688,167 to reflect the default on the Mega Blow promissory note during the nine months ended October 31, 2000.

         As a result of the foregoing factors, the Company recorded a loss of $1,192,147 for the nine months ended October 31, 2000, as compared to a loss of $323,569 for the nine months ended October 31, 1999.

         The Company recorded unrealized gains on securities of $129,189 for the nine months ended October 31, 2000.

         The net gain of $2,811,231 originally due from the sale of Mega Blow at January 31, 1999, reduced by $850,000 to $1,961,231 at January 31, 2000, was offset against the note receivable balance of $1,961,231 at October 31, 2000 as a result of the note receivable being in default.


Liquidity and Capital Resources
-------------------------------
         During the nine months ended October 31, 2000 and 1999, the primary sources of liquidity for the Company were from the sale of common stock, borrowings under loans and notes payable, and funds generated from the sale of Mega Blow.

         Operating. During the nine months ended October 31, 2000 and 1999, the Company's operations utilized cash resources of $639,559 and $269,225, respectively. As of October 31, 2000, the Company's net working capital deficiency was ($99,457), as compared to ($342,073) at January 31, 2000, respectively, reflecting current ratios of .84:1 and .16:1, respectively. The reduction in the net working capital deficiency at October 31, 2000 as compared to January 31, 2000 was in part a result of the increase in marketable securities of $330,625.

         Financing. During the nine months ended October 31, 2000 and 1999, net proceeds (disbursements) with respect to the issuance (repurchase) of common stock was ($145,171) and $316,000, respectively.

         At January 31, 2000 and October 31, 2000, the Company owed $56,547 and $65,979, respectively, to Royal Bank of Canada under a $67,000 operating line of credit.

         Loans and notes payable increased by $868,796 during the nine months ended October 31, 2000, including loans from officers and directors of $206,472.

         During the nine months ended October 31, 2000, the Company made $267,853 of long-term investments.

         The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through January 31, 2001. However, depending on the Company's rate of growth and results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, increasing its current lending facilities, or through project-specific financings. There can be no assurances that the Company will be successful in raising any required capital on a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.


Recent Accounting Pronouncements
--------------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning February 1, 2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

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


                          TREASURY INTERNATIONAL, INC.



 Dated: January 19, 2001      By ___________________________________________
                                 Dale Doner, President



 Dated: January 19, 2001      By ___________________________________________
                                 Marlin Doner, Chief Financial Officer