Form 10KSB
period 2001-01-31
TREASURY INTERNATIONAL INC
filed 2001-05-16
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
            X Annual report under Section 13 or 15(d) of the Securities Exchange
           ---
Act of 1934 for the fiscal year ended January 31, 2001
                                       OR
         ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________.

                         Commission File Number: 0-28514

                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

   Delaware                                                 98-0160284
------------------------------                 --------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

    1081 King St., E 2nd Floor
        Kitchener, Ontario                                        N2G 2N1
---------------------------------------                          ---------
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (519) 579-3424

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Title of Each Class:             Name of Each Exchange on which registered:
     --------------------             ------------------------------------------
Common Stock, par value $0.0001 per share                   None

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X| No   .
          ---   ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         As of April 30, 2001, 927,066 shares of the registrant's common stock were outstanding.

Revenues for the most recent fiscal year.                   $ 300,110
                                                            ---------

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2001 was $179,764. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                                     PART I
                                     ------
         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.


ITEM 1.  Description of Business

Overview
--------
         Treasury International, Inc.'s focus is the development and acquisition of proprietary assets in vertical markets that offer significant growth potential. Treasury's mandate is to enhance shareholder value through an asset management and acquisition strategy that targets companies where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

History
-------
         The Company was incorporated in the State of Delaware on August 18, 1995. Following its formation, the Company acquired all of the issued and outstanding shares of J.J.A.M.P. Treasury International Corp. ("JJAMP"), a Canadian corporation based in metropolitan Toronto, Ontario, Canada. JJAMP was organized on September 29, 1993 and until August 17, 1995, conducted its business under the name "Treasury International." The acquisition of JJAMP was accomplished through the issuance of 8,023,812 shares of the Company's Common Stock to JJAMP's stockholders. JJAMP was dissolved on August 26, 1997 as part of the Company's efforts to simplify its corporate structure. The operations of JJAMP are now conducted through the Company.

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

         On May 7, 1999, Treasury repurchased 3,200,000 common shares of its capital stock as a result of the Pioneer acquisition. Pioneer owned the shares prior to its purchase by the Company.

         On June 10, 1999, the Company entered into an agreement to purchase all the outstanding shares and assets of Virtual Systems Solutions, Inc. of Wixom Michigan, at an aggregate price of $500,000. On December 1, 1999, the management of the Companies amended the original Purchase Agreement so that Treasury would purchase certain proprietary software Assets, Code and Licenses from Virtual for an aggregate price of $182,446 plus additional development cost in the amount of $55,839. The payment terms were equal payments of $25,000 in each of November, 1999, December 1999 and January 2000; with a final payment of $163,285 due on February 29, 2000.

         On October 4, 1999 the name of Pioneer Media Group was changed to Compelis Corporation. Management felt that the new identity more accurately reflects their future vision for the direction of the Company.

Compelis Corporation is a technology solution provider with the following proprietary software assets and activities known as the Active Business
Solutions family of products: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank and ActiveHost. In addition, Compelis also provides creative design services which address the Advertising, Marketing and Corporate Identity requirements of its customers through ActiveDesign.

Compelis offers these products to its clients - manufacturers, distributors and retailers - to help them share their corporate story, showcase their product offerings and allow them to transact business with anyone, anywhere and at anytime. Compelis offers our clients a single technology partner for Internet-based Electronic Commerce (on-line shopping), Electronic Business (online Request for Quote, Quoting, Purchase Order and trading co-operatives), Internet-based Retail Management (including Point-of-Sale, Inventory Control, Customer Database, Inventory Transfer & Allocation, Consolidated Chain Management and Reporting), Electronic Catalogs (Internet and CD ROM), Print Catalogs, Brochures and Flyers, Creative Design including Corporate Web Sites and Corporate Identity, Aggregated Industry Data and Information Asset Management.

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

Developing and maintaining an effective computer infrastructure takes skill, human resources, a continual keeping abreast of technology. It requires a great deal of time, effort and expense. The current technology deployed by most retailers requires much support, is hardware resource intensive and restrictive in terms of flexibility, velocity and location. Finally, the nature of today's installations creates significant inefficiencies on an industry basis with each retailer maintaining independently vendor, product and customer lists that are common to all and fails to effectively link trading partners.

Compelis, as a retail information and technology provider, is successfully addressing these various challenges by redefining how computer solutions are implemented and utilized with leading-edge Internet-based technology, advanced customer support, industry and vertical experience, and strategic relationships. The Internet provides a cost-effective vehicle by which sophisticated software applications can be developed, deployed and supported. With the growth in use and functionality of business to business internet systems, the opportunity to tie together trading partners (manufacturers, distributors and retailers) as well as e-commerce (retailers and their customers), Compelis has the favourable position of being an early entrant in the thin-client, internet-based, retail systems market

     -    POSNet -  Point-of-Sale and Sales functions at store level.
     - StoreNet - Functions to manage store operations at the store level incl: purchasing, receiving, reporting, employee maintenance, customer maintenance, etc.

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

2.      ActiveCommerce
Based on Microsoft's industry leading MS SQL database, industry specific architecture and Internet Commerce Technology - ActiveCommerce is an advanced Internet Commerce-Enabled product Catalog that allows customers to navigate through your product offerings and then view or print in-depth product knowledge as well as conduct numerous transactional processes:
     - E-Catalog - display even the most complex of products utilizing a dynamic industry specific database structure allowing for unlimited categorization, the use of an item matrix to present sku variations such as colour, size, depth, width, diameter, weight, clarity, etc. Associate item pictures, product specification sheets, description and selling features as well as related products.
     - E-Commerce - Allow customers to select items from your catalog and add them directly to the order desk. Select shipping location and accept payment by Visa, MasterCard, Amex and other tender methods - with online payment authorization.
     - E-Business - Customers can now request price and availability quotes online freeing up order desk resources. Electronically respond to the RFP, automatically generating and emailing a formal quote that you customer can turn into a PO at the "click of an icon".
     - Ad Space - Now you have the opportunity to sell ad space on your website to your suppliers and other 3rd parties. Customize the frequency of display, size of ad and the target audience to build additional revenue points in your site.
     - Auction - Allows hosting of live auctions. Enables sites to auction products, accept bids, and determine winners. Users can set reserve prices, minimum bids, start and end dates, bid increments, and resolve bid conflicts. Users can also notify auction participants of important news via DHTML, HTML, or e-mail at any interval.

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

4.      ActiveCD
Product catalog in electronic format on CD-ROM. Two CD products allow Compelis's customers to tailor their CD's functionality to meet both their marketing requirements and their customers needs.
     - PDF Explorer - Utilizing the industry standard Adobe Acrobat Reader, Compelis compiles print catalog pages in the PDF format indexed for both word and category searches allowing easy navigation with creative design attributes that allows for a look and feel tailored to support our client's image and message.
     - Contractor's Companion - Distributes product catalogs in a MS Access Database with an easy-to-use application that can be installed on your customers PC. Your customer will be able to use an extensive search engine to easily locate any product, review sales features, view a product picture and generate a Purchase Order that can printed, faxed or emailed.
Compelis generates revenue from the programming of the CD, the creation of the CD's interface and the CD's content creation. All CD replication is outsourced through 3rd party sources.

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


Subsequent Events
-----------------
     Company information can be found at the following web sites www.compelis.com and www.treyinvestor.com. These sites are to attract new
----------------       --------------------
business and inform interested parties about the Company's intiatives. Further the Company has launched its demomonstration site for ActiveCommerce at www.commerceIS.com. to demonstrate the functional capabilities of software. It
-------------------
is populated with product information from leading industrial product manufacturers and gives Compelis a strategic advantage in the evolution of e-commerce and e-business for the Industrial Supply ("IS") and Maintenance Repair and Operation ("MRO") markets. Compelis maintains its proprietary database and provides access through subscription to its customers, reducing the total cost of ownership and support for implementers of these technologies.

         The Company's principal executive offices are located at 1081 King Street, E 2nd Floor, Kitchener, Ontario, Canada N2G 2N1, and its telephone number is (519) 579-3424.

                     Corporate Summary and Growth Strategies

         With the change of management and redefinition of the Company's business, Treasury will now pursue its mandate: "To create shareholder value by acquiring and/or building companies or proprietary assets that provide revenue opportunities and which yield long term growth potential in asset value." The following objectives define Treasury's strategies:

         1.       Strategic  Market  Position.   Through   initiatives  such  as
                  ---------------------------
                  database catalog publishing and dynamic E-commerce and E-business Internet development, Treasury is an early entry into the rapidly developing Internet and information asset management arena. Our competitive advantages include our ability to adapt to the changing technological environment and the implementation of business solutions that leverage
                  Compelis' proprietary information database. Treasury will continue to seek strategic alliances that provide new revenue streams, technical capabilities and enhanced opportunities to capture market share.

         2.       Asset Productivity.  The consolidation of corporate activities
                  ------------------
                  has allowed us to focus our energy and resources on emerging opportunities, accountable and complimentary to Treasury's mandate. The resulting synergies from consolidation and the organization's new and more efficient business processes yields higher velocity within transactions, shorter time in getting products to market and better return for each asset dollar investment.

         3.       Growth Potential. The Internet and other emerging technologies
                  ----------------
                  have and will continue to have a tremendous impact on today's businesses. In particular, the rate at which information is exchanged will affect a company's productivity, profitability and survival. Management believes that Treasury is well positioned to provide beneficial technology-based business solutions that provide focus our customers on awareness
                  (products and capabilities), preference (name and brand recognition) and market share. Treasury will respond to identifiable high yielding growth opportunities where we can capture revenue stream and market share through leveraging our asset base.

Government Approvals and Licenses
---------------------------------
         The Company has sought legal and technical expertise to ensure that it and its suppliers, distributors and independent associates have all the necessary government approvals, licenses, permits and certificates.

Research and Development Costs
------------------------------
         The Company, as a software development provider, does incur expenditures on account of research and development and management believes that the success of the Company and its business operations will require continued expenditures on research and development. However, management also believes it can manage these expenditures within reasonable correlation to operating revenues and asset building activities. These expenditures could have a material affect on cash flow in the coming year.

Employees
---------
         As of January 31, 2001, the Company had twelve full time employees: two officers, 2 sales representatives, 1 administrator and 7 production/development personnel. The Company outsources software development to independent third party contractors in Canada and India, on an as needed basis, for software coding, programming and software development. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Patents and Trademarks
----------------------
         The Company has received Canadian Trademark protection on the following business names and activities: ActiveCommerce, ActiveRMS, ActiveRetail and ActiveCatalog.

ITEM 2.  Properties

         The Company leases 2,200 square feet of space in Kitchener, Ontario, Canada as administrative offices and production facilities at a rental rate of $1300 (Canadian Dollars) per month. The current lease period expires on August 31, 2001, with an option to renew until August 31, 2003.

ITEM 3.  Legal Proceedings

         The Company, through its subsidiary Compelis Corporation, is involved in a legal claim against a previous employee for loss of wages and damages totaling $20,000Cdn. This claim is the result of the employee being terminated with cause and the Company is prepared to defend its position and believes the claims by the former employee are without merit. However; there can be no guarantee that these proceedings and litigation could not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On December 20, 2000, stockholders approved an amendment to the Articles of Incorporation of the Company to effect a 100 for 1 reverse stock split of the Company. In accordance with this stock split, each one hundred (100) shares of common stock was converted to one share of new common stock. The total shares of common stock issued and outstanding as of December 20, 2000, was 92,196,677. After the reverse stock split, the Company had 921,967 shares of common stock
issued and outstanding.               9

                                     PART II
                                     -------
ITEM 5.  Market For Common Equity and Related Stockholder Matters

        In December 1995, the Company's Common Stock commenced trading on the NASDAQ "pink sheets" under the symbol "TREY." On April 12, 1996, the Common
Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board. On February 26, 2001 the Company's Stock symbol was changed to "TRUY". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from December, 1997 through January 31, 2000 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

        Quarter Ended                           High Bid         Low Bid
        -------------                           --------         -------
        April 30, 1997                           $0.31            $0.19
        July 31, 1997                            $0.20            $0.20
        October 31, 1997                         $0.06            $0.06
        January 31, 1998                         $0.15            $0.142
        April 30, 1998                           $0.046           $0.039
        July 31, 1998                            $0.13            $0.125
        October 31, 1998                         $0.09            $0.085
        January 31, 1999                         $0.08            $0.08
        April 30, 1999                           $0.06            $0.055
        July 31, 1999                            $0.14            $0.13
        October 31, 1999                         $0.10            $0.09
        January 31, 2000                         $0.28            $0.25
        April 30, 2000                           $0.35            $0.295
        July 31, 2000                            $0.175           $0.155
        October 31, 2000                         $0.07            $0.0625
        January 31, 2001                         $0.04            $0.038
        April 30, 2001                           $0.30            $0.30

         As of April 30, 2001, there were approximately 150 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

         During the year ended January 31, 2000 the Company has undertaken the following unregistered sales of its Common Stock. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

                                                       Amount of                 Exemption
                     Title of                          Securities  Price or      under
Date              Securities Sold Transaction Type        Sold     Consideration Securities Act
----------------- --------------- --------------------- ---------- ------------- ----------------
March 13, 2000      Common Stock  Employee Benefit Plan   323,900    $35,629     ss. 4 (2)
March 31, 2000      Common Stock  Debt Conversion         171,000    $34,200     ss. 4 (2)
June 28, 2000       Common Stock  Employee Benefit Plan   400,000    $40,000     ss. 4 (2)
December 29, 2000   Common Stock  Employee Benefit Plan   510,000    $20,400     ss. 4 (2)

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

Significant Events

         The   Company's   management   team  has  revised  both  the  Company's
restructuring plans and the Company's operations. Management believes the Company is now in an improved position to realize its growth objectives.

         The purchase of Pioneer Media Group in May 1999 (now known as Compelis Corporation) allowed the Company to reorient its business focus through entry into the growing Internet E-commerce and E-business field. In conjunction with the acquisition of Pioneer Media Group, the Company also reacquired 3,200,000 shares of its common stock owned by Pioneer Media Group prior to the transaction. Management believes that the development of its software assets (known as ActiveRMS and ActiveCommerce) will allow the Company to generate revenues from new sources. Management also believes that these assets will represent significant opportunities for future growth, and will form the core of the Company's Internet strategy.

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

         On February 2, 2001 the financial statements for the fiscal year ended January 31, 2000 were restated from those previously filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, to recognize a charge to operations of $602,481 for uncollectible accounts receivable relating to the Mega Blow promissory note, to charge to operations $160,002 of deferred research and development costs related to software development, and to recognize deferred gain on sale of Mega Blow of $1,961,231.

         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001.


Fiscal Years Ended January 31, 2001 and 2000

         The Company's results of operations for the fiscal year ended January 31, 2000 include approximately nine months of operations of Compelis Corporation (formerly Pioneer Media Group), which was acquired effective May 7, 1999.

         Revenues from operations for the fiscal year ended January 31, 2001 were $300,110, as compared to $363,272 for the fiscal year ended January 31, 2000. This decrease is primarily the result of the timing of completed project work relative to the Company's year end. It is the Company's policy to report deposits received from customers in the period they are received and to report revenues due from a contract at the completion of the contract less any prepaid deposits. The result is a Work in Progress balance which management uses as a better indicator of the Company's activity. During the year the Company's Work in Progress balance increased to $476,000 a 112% increase in project backlog.

         Management fees of $33,333 were charged to Mega Blow during the fiscal year ended January 31, 2000. Interest income of $602,481 resulted from extension agreements signed with the purchasers of Mega Blow relating to the $4,000,000 promissory note. Since no interest payment has been received, and the promissory note and related accrued interest are in default, a bad debt expense was recorded to write-off the accrued interest of $602,481 at January 31, 2000.

         Cost of goods sold was $204,748 or 68.2% of operating revenues for the fiscal year ended January 31, 2001, as compared to $233,295 or 64.2% of operating revenues for the fiscal year ended January 31, 2000. The Company's policy is to report production expenses as they are incurred while revenue is reported only upon completion of the project.

         General and administrative expenses continued to decrease to $211,798 for the fiscal year ended January 31, 2001, as compared to $501,303 for the fiscal year ended January 31, 2000. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company and its subsidiaries.

         During the year ended January 31, 2001 software development costs increased to $428,063 from $160,002 for the fiscal year ended January 31, 2000. This increase resulted primarily from the Company's development of its software code for ActiveCommerce and ActiveRMS; two Internet based software solutions for enterprises who want to integrate their "bricks and mortar" operations with their e-commerce initiatives.

         As a result of the foregoing factors, the Company recorded a loss of $1,323,936 from operations for its fiscal year ended January 31, 2001, as compared to a loss of $533,372 for the fiscal year ended January 31, 2000. A charge of $688,167 was recorded in this fiscal year to fully write off the balance of the Promissory Note outstanding from the sale of Mega Blow. In addition, the Company recorded a Bad Debt expense of $43,821 to write-off trade receivables the Company feels are uncollectible. Any future payments or interested collected from these debts and receivables will be reported in the period in which payment is received by the Company.


Liquidity and Capital Resources

         During the fiscal years ended January 31, 2001 and 2000, the primary sources of liquidity for the Company were from the sale of common stock, the issuance of notes payable, and cash flows provided by the operations of Compelis Corporation.

         Operating. During the fiscal year ended January 31, 2001, the Company's operations used cash resources of $1,281,700, independent of the Note Receivable write off of $2,549,398, compared to providing cash resources of $343,643 in the previous fiscal year. As of January 31, 2001 and 2000, the Company's net working capital was ($354,988) and ($342,073), respectively, reflecting an improvement to a current ratio of .37:1 from .16:1 in the prior fiscal year.

         Financing. During the fiscal year ended January 31, 2001 the Company received proceeds from the issuance of common stock in the amount of $130,229 versus receiving proceeds from the issuance of common stock of $442,296 in fiscal year 2000.

         At January 31, 2001, the Company owed $61,104 to Royal Bank of Canada under a $67,000 operating line of credit.

         Long-term debt increased by $431,100 at January 31, 2001 as compared to January 31, 1999.

         As of January 31, 2001, the Company had notes payable to various individuals aggregating $656,140 with interest at 12% to 15% per annum, with various terms of repayment.

         The Company believes, based on its currently proposed restructuring plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings, will be sufficient to meet its operating and financing requirements for the next twelve months. Depending on the Company's activities, the Company may seek to raise additional debt or equity capital through public or private financings, increasing its current lending facilities, or through project-specific financings. The Company may also seek to sell certain assets the Company determines are not contributory to its business objectives in order to retire debt or raise additional cash.

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

NAME                AGE               TITLE
---------------   -------   -----------------------------------
Dale Doner          45        Chief Executive Officer, President and
                              Chairman of the Board

Marlin Doner        35        Chief Operating Officer, Chief Financial
                              Officer and Director

Lawrence Zeiben     35        Director

Paul Visel          49        Director


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

     Mr. Marlin Doner has been the Chief Operating Officer and a director of Treasury since March 1, 1999 and Chief Financial Officer since June 1, 1999. In 1993, Mr. Doner founded Pioneer Media Group, a leading Canadian publisher of industrial catalogs. From 1987 to 1992 he was President of Pioneer Safety Inc. ("PSI"), a Canadian distributor of industrial and occupational health and safety products. Upon the sale of the assets of PSI, Mr. Doner served as Marketing Coordinator for the acquiring company. Mr. Doner received his Bachelor of Economics from Wilfrid Laurier University in 1987. Since 1995, he has served as a director for various charitable organizations.

    Mr. Paul Visel received his educational training in Business and Agriculture from Rice University and Tarleton State University. Since that time he has been involved with numerous business initiatives in areas such as Tourism, Personnel and Professional Services, Natural Resources, Commercial Real Estate and Agricultural development. For the past 15 years he has served as General Manager for six ranch operations in Texas responsible for over 250 employees. In addition, he has participated in many significant business mergers and acquisitions giving him a broad base of experience in negotiating and structuring deals.

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

     Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 2001, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, including each of the officers and directors of the Company named above have filed initial statements of beneficial ownership and have filed reports on Form 4 regarding transactions in the securities.

ITEM 10.  Executive Compensation

Summary Compensation Table
--------------------------
        The following table sets forth the compensation for each of the Company's fiscal years since inception for the (i) the Company's Chief Executive officer during the fiscal year ended January 31, 2001 and (ii) each other executive officer of the Company whose compensation during the fiscal year ended January 31, 2001 exceeded $100,000.

                       Annual Compensation        Long-Term Compensation
Name           Fiscal ---------------------------------------------------------
                Year   Annual Salary Annual Bonus Securities underlying options
------------- ------- -------------  ------------ -----------------------------
James Hal (1)  1999      $47,517          --      200,000
Dale Doner(2)  1999      $15,000          --      --
Dale Doner     2000      $47,000          --      --
Dale Doner     2001      $35,000          --      --
--------------------------------------------------------------------------------
(1) Resigned on January 22, 1999.
(2) Appointed on January 22, 1999.

Stock Option Grants Table
-------------------------
         Dale Doner, the President and CEO of the Company, does not own any options. On October 31, 1999 the Company granted to Marlin Doner, the Chief Operating Officer of the Company, options to purchase 900,000 shares of common stock at an exercise price of $0.10 per share. These options were exercised during the year ended January 31, 2001. Marlin Doner does not currently own any options. The exercise price was the Fair Market Value of the common stock on the date of grant.

Directors' Compensation
-----------------------
        The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Additionally, non-employee directors do not presently receive compensation for their service as directors. The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of April 30, 2001 by (i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary
Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:

                          Beneficial Ownership
   Name and Address       of Common Stock         Current Percent of Class (1)
   --------------------- ---------------------- --------------------------------
   Dale Doner
   1081 King Street, E        261,235                     28.3%
   Kitchener, Ontario
   Canada N2G 2N1

   Marlin Doner                32,998                      3.6%
   1081 King Street, E
   Kitchener, Ontario
   Canada N2G 2N1

   Paul Visel                  33,600                      3.7%
   419 Jayvee St.,
   Kingsville, TX
   78363

   Lawrence Zeiben                  0                      0%
   9614A 105 St.,
   Grande Prairie, AB
   Canada T2V 6M3

   All directors, executive   327,833                     35.6%
   officers and 5% owners,
   as a group:
------------------------------------------
* Less than one percent.

(1) Computed on the basis of 927,067 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exerciseable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.

ITEM 12.  Certain Relationships and Related Transactions

         On April 30, 2000 the Company returned 3,200,000 of its common stock acquired through the acquisition of Pioneer Media Group (Compelis Corporation). The common stock was an asset of Pioneer (Compelis) prior to Treasury's purchase of the company.

ITEM 13.  Exhibits, List and Reports on Form 8-K

         (a)    Exhibits
                --------
3.1      Certificate of Incorporation of the Company, as amended*

3.2      By-Laws of the Company.*

4.1      Form  of  Junior  0% Convertible Subordinated Debenture due October 30,
         1999.**

4.2 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

4.3 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997**

10.1     Treasury International, Inc. 1995 Stock Option Plan.*

10.2 Stock Purchase Agreement, dated as August 11, 1998 and amendment thereto dated as of September 30, 1998, by and between Treasury International, Inc. and 1299004 Ontario Corporation.***

23.1     Consent of Bromberg & Associate

--------------------------------------------------------------------------------



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


         (b)     Reports on Form 8-K
                 -------------------
         None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TREASURY INTERNATIONAL, INC.


                                         By: /s/ Dale Doner
                                            ----------------------------------
                                            Dale Doner
                                            Chief Executive Officer


                                         By: /s/ Marlin Doner
                                            ----------------------------------
                                            Marlin Doner
                                            Chief Financial Officer



         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Dale Doner
-----------------          Chief Executive Officer, President    May 16, 2001
Dale Doner                 and Chairman of the Board


/s/ Marlin Doner
-----------------          Chief Financial Officer               May 16, 2001
Marlin Doner               and Director


/s/ Lawrence Zeiben
-----------------          Director                              May 16, 2001
Lawrence Zeiben


/s/ Paul Visel
-----------------          Director                              May 16, 2001
Paul Visel

                                      INDEX



                                                                       Page

Auditors' report.................................................          1

Consolidated balance sheet.......................................          2

Consolidated statement of deficit................................          3

Consolidated statement of operations.............................          4

Consolidated statement of changes in shareholders' equity........          5

Consolidated statement of cash flows.............................          6

Notes to consolidated financial statements.......................         7-10

                                AUDITORS' REPORT
BROMBERG & Associate
--------------------                           1183 Finch Ave.West, Suite 305
                                               Toronto, Ontario  M3T 2G2
 CHARTERED ACCOUNTANTS                         Phone:  (416) 663-7521
                                               Fax:     (416) 663-1546


Board of Directors and Shareholders
Treasury International, Inc.

We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 2001 and 2000, and the consolidated statements of operations, deficit, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the corporation as at January 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       BROMBERG & ASSOCIATE
                                                       CHARTERED ACCOUNTANTS




TORONTO, CANADA
May 9, 2001

                          TREASURY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 2001

ASSETS
                                          January 31, 2001    January 31, 2000
CURRENT
  Accounts Receivable                      $   46,813          $    60,050
  Securities Available for Sale (Note 7)      142,250                    -
  Due from Wexcap Group                         3,000                3,000
  Sundry Assets                                12,672                2,607
                                          -----------          -----------
TOTAL CURRENT ASSETS                          204,735               65,657
Promissory Note Receivable (Note 4)                 -            2,649,398

Goodwill (Notes 2b  & 5)                      172,089              381,929
Long Term Investments                          88,266                    -
Capital Assets (Notes 2d & 6)                  26,787               14,925
                                          -----------          -----------
TOTAL ASSETS                               $  491,877          $ 3,111,909
                                          ===========          ===========
LIABILITIES

CURRENT LIABILITIES
  Bank Indebtedness                        $   61,104          $    56,547
  Account Payable and Accrued Liabilities     152,250              153,839
  Current portion of long-term debt (Note 8)  346,369              197,344
                                          -----------          -----------
TOTAL CURRENT LIABILITIES                  $  559,723          $   407,730

Deferred Gain On Sale Of Subsidiary (Note 9)        -            1,961,231
Long Term Debt (Note 8)                       477,003               45,903
Loans Due To Officers & Directors (Note 8)    309,771               43,772
                                          -----------          -----------
TOTAL LIABILITIES                          $1,346,497          $ 2,458,636
                                          -----------          -----------

                              SHAREHOLDERS' EQUITY
SHARE CAPITAL
  Authorized - 100,000,000 common shares
  Issued
      92,706,677 common shares (Note 10)        9,271                9,510
Contributed Surplus (Note 11)               4,772,162            4,896,694
Deficit                                    (5,576,867)          (4,252,931)
                                          -----------          -----------
TOTAL SHAREHOLDERS EQUITY                  ($ 795,434)           $ 653,273

Accumulated Other Deficit (Note 7)          ($ 59,186)                   -
                                          -----------          -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $ 491,877          $ 3,111,909
                                          ===========          ===========

                          TREASURY INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF DEFICIT
                           YEAR ENDED JANUARY 31, 2001

                                    January 31, 2001           January 31, 2000

    Balance, Beginning of Year         ($ 4,252,931)              ($ 3,719,559)

    Net (Loss) for the Year              (1,323,936)                  (533,372)
                                     --------------               ------------
    Balance, End of Year               ($ 5,576,867)              ($ 4,252,931)
                                     ==============               ============

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 31, 2001

                                           January 31, 2001     January 31, 2000

REVENUE
   From Operations                               $  300,110          $  363,272
   Management Fees                                        -              33,333
   Interest and Penalty on Promissory Note                -             602,481
    (Note 3)                                   ------------         -----------
TOTAL REVENUE                                       300,110             999,086

COST OF GOODS SOLD                                  204,748             233,295
                                               ------------         -----------
GROSS PROFIT                                         95,362             765,791
                                               ------------         -----------
EXPENSES
   General and administrative                       211,798             501,303
   Software Development                             428,063             160,002
                                               ------------         -----------
TOTAL OPERATING EXPENSES                            639,861             661,305
                                               ------------         -----------
INCOME (LOSS) from Operations before               (544,499)            104,486
    under noted items                          ------------         -----------

   Write down of Note Receivable                    688,167                   -
   Bad debt Expense (Note 3)                         43,821             602,481
   Amortization (Note 5, 6)                          20,253              19,542
   Interest Expense                                  27,196              15,835
                                               ------------         -----------
                                                    779,437             637,858
                                               ------------         -----------
NET (LOSS) from Continuing Operations          ($ 1,323,936)        ($  533,372)
    Other (Loss), principally unrealized          ($ 59,196)                  -
    (losses) on Securities Available for
     Sale (Note 7)                             ------------         -----------
NET (LOSS)                                     ($ 1,383,132)        ($  533,372)
                                               ============         ===========

Income per Share                                    ($0.015)            ($0.005)
                                               ============         ===========

Weighted Average Number of Common Shares         92,081,744          92,892,333
  Outstanding                                  ============         ===========

                          TREASURY INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           YEAR ENDED JANUARY 31, 2001

                                        COMMON       PAID-IN      CONTRIBUTED
                                        SHARES       CAPITAL       SURPLUS
                                       ------------  ---------   --------------
Balance-January 31, 2000                95,101,777   $  9,510     $ 4,896,694

Issued 323,900 shares of common            323,900         32          35,597
stock at $0.11 per share under
the Company's Employee Benefit
Plan Registration Statement of
February 25, 1998.

Issued 171,000 shares of common            171,000         17          34,183
stock in consideration for the
reduction of Notes Payable by
$34,200.

Returned 3,200,000 shares of            (3,200,000)      (320)       (199,680)
common stock to the company from
its subsidiary Pioneer Media Group
(Compelis Corporation).

Returned & cancelled 600,000              (600,000)       (60)        (54,940)
shares of common stock for cash
consideration of $55,000

Issued 400,000 shares of common            400,000         40          39,960
stock at $0.10 per share under
the Company's Employee Benefit
Plan Registration Statement of
February 25, 1998.

Issued 510,000 shares of common            510,000         52          20,348
stock at $0.04 per share for
services rendered under the
Company's Employee Benefit Plan
Registration Statement of
February 25, 1998.                     -----------     -------      ---------
Balance - January 31, 2001              92,706,677    $  9,271    $ 4,772,162
                                       ===========    ========    ===========

                          TREASURY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 31, 2001

                                           January 31, 2001    January 31, 2000
                                           ----------------    -----------------
Cash flows from operating activities
   Net (Loss)                                ($ 1,323,936)         ($ 533,372)
   Adjustments to reconcile net
   income to net cash used in operating
   activities
   Proceeds on issue of common shares              20,400                   -
   for services rendered
   Note Receivable Write off                    2,549,398                   -
   Amortization                                    20,253              19,542
   Decrease in accounts receivable                 13,237             789,950
   Increase in amount due from Wexcap Group             -              (3,000)
   Decrease (Increase) in sundry assets           (10,065)                491
   Increase (Decrease) in accounts payable         (1,589)             70,032
                                             ------------       -------------
Cash provided by operating activities           1,267,698             343,643
                                             ------------       -------------
Cash flows from financing activities
   Deferred Gain on sale of subsidiary         (1,961,231)           (850,000)
   Promissory note payments received              100,000           1,350,602
   Notes payable                                  580,125             243,247
   Long-term debt                                       -          (1,240,602)
   Loan Due to Officers &Directors                265,999              43,772
   Proceeds on issue of common shares            (145,171)            442,296
                                             ------------       -------------
Cash (used for) financing activities           (1,160,278)            (10,685)
                                             ------------       -------------
Cash flows from investing activities
   Long Term Investments                         (289,702)                  -
   Goodwill                                       200,000            (396,809)
   Purchase of capital assets                     (22,275)            (12,652)
                                             ------------       -------------
Cash (used for) investing activities             (111,977)           (409,461)
                                             ------------       -------------
(Increase) in bank indebtedness                    (4,557)            (76,503)
Bank balance (indebtedness), beginning of year    (56,547)             19,956
                                             ------------       -------------
Bank balance (indebtedness), end of year        ($ 61,104)          ($ 56,547)
                                             ============       =============

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2001

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

3.  Accounts Receivable
         Accounts Receivable consist of the following:

               Trade Accounts Receivable                              $ 72,801
               Interest Receivable on Promissory Note                $ 602,481
                                                                --------------
                                                                     $ 675,282
               Less: Allowance for Doubtful Accounts                 $ 628,469
                                                                --------------
               Accounts Receivable                                    $ 46,813
                                                                --------------

4. Promissory Note Receivable
              The promissory note receivable was received from the purchaser of the company's former subsidiary, Mega Blow Mouldings Limited on November 30, 1998. The Note and the interest due are both in default.

                 Promissory Note Receivable                       $ 2,549,398
                 Less: Write down of Note Receivable              $ 2,549,398
                                                          -------------------
                 Balance                                          $ -
                                                          -------------------


5. Goodwill
             January 31, 2001                               January 31, 2000
      -----------------------------------------      --------------------------
                        Accumulated    Net book
        Cost            Amortization     value               Net book value
      -------------  ---------------- ----------     -------------------------
       $ 196,809            $ 24,720   $ 172,089                 $ 381,929
      =============  ===============  ==========     =========================

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

6. Capital Assets
                           January 31, 2001                  January 31, 2000
               -------------------------------------------  ------------------
                                   Accumulated    Net book        Net book
                        Cost       Amortization    value            value
                     ---------  ---------------- ---------  ------------------
 Office equipment     $ 21,715         $ 15,059    $ 6,656          $ 8,320
 Computer equipment     43,594           23,463     20,131            6,483
 Leasehold improvements  1,407            1,407          -              122
                     ---------  ---------------  ---------  ---------------
                      $ 66,716         $ 39,929   $ 26,787         $ 14,925
                     =========  ===============  =========  ===============

7. Securities Available for Sale
              During the year the Company purchased equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period (January 31, 2001) according to the requirements of SFAS 115.

                                                        Reported    Fair Value
 Issuer                               Market    Cost   Gain (Loss)  (@1/31/01)
 --------------------------------- ---------- -------- -----------  ----------
 American Sports History Inc.        OTC BB   $130,486  ($30,611)     $99,875
 Wall Street Financial Corporation   OTC BB    $70,950  ($28,575)     $42,375
                                              -------- ---------   ----------
                                              $201,436  ($59,186)    $142,250
                                              -------- ---------   ----------

8. Notes payable
       The notes payable consist of the following:

     Due Date                  Principal Amount       Interest Rate
     Current                          $ 346,369         12% - 15%
     Loans due to Officers &          $ 309,771         12% - 15%
     Directors
     July 20, 2005                    $ 477,003            12%
                               ----------------
           Total                    $ 1,133,143
                               ----------------

        Loans due to Officers and Directors of the Company have no fixed repayment terms.



9. Deferred Gain resulting from the Sale of Subsidiary ("Mega Blow Mouldings Ltd.")

    Net Gain on Sale of Subsidiary                                   $ 2,811,231
    Less: Adjustment to Sale Price of Mega Blow        $ 850,000
    Less: Allowance for Deferred Gain                $ 1,961,231     $ 2,811,231
                                                ----------------   -------------
                                                                        $ -
                                                                   -------------

10. Stock Options

a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at January 31, 2001 are as follows:

     Year Granted        Expiry Date        Price Range           No. of Shares
     ---------------------------------------------------------------------------
     November 1, 2001    October 31, 2002        $0.11                410,000
     ---------------------------------------------------------------------------
     Total Outstanding                                                410,000
                                                                  --------------

       b) As at January 31, 2001, 400,000 warrants were issued and exercised at a price of $0.10 per share, 1,097,500 warrants were issued and exercised at a price of $0.11 per share and 7,500 warrants were issued and exercised at a price of $0.16 per share, for each warrant owned. An additional 510,000 warrants were issued and exercised at a price of $0.04 per share for services rendered. The warrants covered in this plan are exercisable over a 3 year period and expire in November 2002.

11. Contributed surplus
              Contributed surplus represents the premium paid on the issuance of common shares.



12. Income taxes
              As at January 31, 2001 the company had a net operating loss carryover of approximately $6,327,677 expiring in various years through 2015.