Form 10QSB
period 2001-04-30
TREASURY INTERNATIONAL INC
filed 2001-06-29
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

        (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2001

                                       OR

        ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934.

             For the transition period from __________ to __________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                    98-0160284
         ------------------                           -------------------
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

        1081 King St., E 2nd Floor
            Kitchener, Ontario                             N2G 2N1
         ----------------------------                      --------
   (Address of Principal Executive Offices)               (Zip Code)




  -------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         As of April 30, 2001 935,067 shares of the registrant's common stock were outstanding.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2001 was $281,250. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

PART I     Financial Information
--------------------------------

ITEM 1. Financial Statements
----------------------------



Bromberg & Associate
                                                 1183 Finch Ave. West, Suite 305
                                                      Toronto, Ontario M3J 2G2
------------------------------------                    Phone: (416) 663-7521
CHARTERED ACCOUNTANTS                                    Fax: (416) 663-1546



ACCOUNTANTS' REVIEW REPORT

         Board of Directors and Shareholders
         Treasury International, Inc.

     We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at April 30, 2001, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                                                      BROMBERG & ASSOCIATE
                                                      CHARTERED ACCOUNTANTS





         TORONTO, CANADA
         June 20, 2001

                          TREASURY INTERNATIONAL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                              AS AT APRIL 30, 2001
                                   (UNAUDITED)


ASSETS
                                             April 30, 2001    January 31, 2001
CURRENT ASSETS
   Accounts Receivable                          $    48,252         $    46,813
   Securities Available for Sale (Note 7)            70,185             142,250
   Due from Wexcap Group                              3,000               3,000
   Sundry Assets                                      6,937              12,672
                                              -------------     ---------------

TOTAL CURRENT ASSETS                                128,374             204,735

Goodwill (Notes 2b  & 5)                            169,629             172,089
Long Term Investments                                88,266              88,266
Capital Assets (Notes 2d & 6)                        24,944              26,787
                                              -------------     ---------------

TOTAL ASSETS                                    $   411,213         $   491,877
                                              =============     ===============



LIABILITIES
CURRENT LIABILITIES
   Bank Indebtedness                            $    34,285         $    61,104
   Account Payable and Accrued Liabilities          211,017             152,250
   Current portion of long-term debt (Note 8)       354,950             346,369
                                              -------------     ---------------

TOTAL CURRENT LIABILITIES                       $   600,252         $   559,723

Deferred Gain On Sale Of Subsidiary (Note 9)              -                   -
Long Term Debt (Note 8)                             477,003             477,003
Loans Due To Officers & Directors (Note 8)          309,771             309,771
                                              -------------     ---------------
TOTAL LIABILITIES                               $ 1,387,026         $ 1,346,497
                                              =============     ===============

SHAREHOLDERS' EQUITY
SHARE CAPITAL
  Authorized - 100,000,000 common shares
  Issued - 935,067 common shares (Note 10)            9,351               9,271
  Contributed Surplus (Note 11)                   4,784,482           4,772,162
  Deficit                                        (5,709,458)         (5,576,867)
                                              -------------     ---------------
TOTAL SHAREHOLDERS EQUITY                      ($   915,625)       ($   795,434)
                                              -------------     ---------------
   Accumulated Other Deficit (Note 7)          ($    60,188)       ($    59,186)
                                              -------------     ---------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $   411,213         $   491,877
                                              =============     ===============

                          TREASURY INTERNATIONAL, INC.
                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT
                 For the THREE MONTH period ENDED APRIL 30, 2001
                                   (UNAUDITED)


                                    April 30, 2001               April 30, 2000

Balance, beginning of period           $(5,576,867)                $(1,529,217)

Net Loss for the period                   (132,591)                   (222,426)
                                   ---------------           -----------------

Balance, end of period                 $(5,709,458)                $(1,751,643)
                                   ===============           =================

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2001
                                   (UNAUDITED)

                                         April 30, 2001         April 30, 2000

REVENUE                                       $ 42,067              $  57,410

COST OF GOODS SOLD                               41,362                 46,696
                                            -----------           ------------
GROSS PROFIT                                        705                 10,714

EXPENSES
  Software Development Expense                    7,716                      -
  General and administrative                     74,339                222,667
                                            -----------           ------------
LOSS from operations before under noted items    81,350                211,953

Loss on Sale of Shares                           30,363                      -
Bad debt expense                                 15,645                      -
Interest Expense                                    930                 10,473
Amortization                                      4,303                 37,125
                                            -----------           ------------
NET LOSS                                      $ 132,591              $ 222,426
                                            ===========           ============

Earnings per share                            $    0.00              $    0.00
                                            ===========           ============

Weighted average number of common               947,800             92,070,591
shares outstanding                          ===========           ============

                          TREASURY INTERNATIONAL, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2001
                                   (UNAUDITED)



                                     COMMON       PAID-IN   CONTRIBUTED SURPLUS
                                     SHARES       CAPITAL
                                    ---------    ---------- -------------------

Balance-January 31, 2000 (Note 9)    927,067       $9,271          $ 4,772,162

Issued 8,000 shares of common          8,000           80               12,320
stock inconsideration for
professional services of $12,400.

                                   ---------    ---------       --------------
Balance-April 30, 2000               935,067       $9,351          $ 4,784,482
                                   =========    =========       ==============

                          TREASURY INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the THREE MONTH PERIOD ENDED APRIL 30, 2001
                                   (UNAUDITED)

                                                April 30, 2001   April 30, 2000
Cash flows from operating activities
    Net loss                                        $(132,591)       $(222,426)
Adjustment to reconcile net loss to net
cash used in operating activities
    Amortization                                       4,303            37,125
    Increase in accounts receivable                   (1,439)          (25,421)
    Decrease (Increase) in sundry assets               5,735           (27,354)
    Increase in Securities Available for Sale         11,877          (128,753)
    Increase (decrease) in accounts payable           58,767           (11,292)
    Increase in amount due from Wexcap Group               -                 -
                                                ------------       -----------
Net cash used for operating activities               (53,348)         (378,121)
                                                ------------       -----------
Cash flows from financing activities
    Loan Payable                                           -           (43,772)
    Long-term debt                                     8,581           569,271
    Proceeds on issue of common shares                12,400          (185,171)
                                                ------------       -----------
Cash provided by financing activities                 20,981           340,328
                                                ------------       -----------
Cash flows from investing activities
    Goodwill                                               -           200,000
    Purchase of capital assets                             -           (13,933)
    Research & Development Costs                           -           (89,747)
    Long Term Investments                             59,186           (38,220)
                                                ------------       -----------
Cash provided by investing activities                 59,186            58,100
                                                ------------       -----------
Decrease in bank indebtedness                         26,819            20,307
(Bank indebtedness), beginning of period             (61,104)          (56,547)
                                                ------------       -----------
(Bank indebtedness), end of period                  $(34,285)         $(36,240)
                                                ============       ===========

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2001


1. Nature of business

              Treasury International, Inc., through its wholly owned subsidiaries, Compelis Corporation and Retailport.com, Inc., is involved in business to business E-Commerce, Web-enabled Publishing and Internet Portal development.



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

          c)  Research and development costs
              The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. These costs are written off as incurred and recorded as software development expense in the statement of operations.

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

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2001


3.  Accounts Receivable
         Accounts Receivable consist of the following:


          Trade Accounts Receivable                                $ 89,885

          Less: Allowance for Doubtful Accounts                    $ 41,633
                                                              --------------
          Accounts Receivable                                      $ 48,252
                                                              --------------

4. Goodwill
                           April 30, 2001                      January 31, 2001
         ----------------------------------------------------  ----------------
                            Accumulated        Net Book Value   Net book value
            Cost            Amortization
         -------------  ------------------     --------------  ---------------
           $ 196,809             $ 27,180         $ 169,629       $ 169,629
         ============   ==================     ==============  ===============


5. Capital Assets
                                         April 30, 2001        January 31, 2000
     --------------------------------------------------------- ----------------
                                      Accumulated    Net book      Net book
                             Cost     Amortization     value         value
                            -------- -------------  ----------    -------------
     Office equipment       $ 21,715      $ 15,392    $ 6,323           $ 6,656

     Computer equipment       43,594        24,973     18,621            20,131

     Leasehold improvements    1,407         1,407          -                 -
                            --------   -----------  ---------     -------------
                            $ 66,716      $ 41,772   $ 24,494          $ 26,787
                            ========   ===========  =========     =============


6. Securities Available for Sale
              The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period (April 30, 2001) according to the requirements of SFAS 115.

                                                           Reported   Fair Value
     Issuer                             Market    Cost    Gain (Loss) (@4/30/01)
     ---------------------------------------------------------------------------
     American Sports History Inc.       OTC BB  $126,873    ($58,123)   $68,750
     Wall Street Financial Corporation  OTC BB  $  3,500    ($ 2,065)   $ 1,435
                                               ---------  ----------- ---------
                                                $130,373    ($60,188)   $70,185
                                               ---------  ----------- ---------

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2001



7. Notes payable
              The notes payable consist of the following:

         Due Date                     Principal Amount          Interest Rate
         Current                          $   346,369              12% - 15%
         Loans due to Officers &          $   309,771              12% - 15%
         Directors
         July 20, 2005                    $   477,003                    12%
                                      ---------------
         Total                            $ 1,133,143
                                      ---------------

              Loans due to Officers and Directors of the Company have no fixed repayment terms.

8.  Outstanding Shares
              During the period the Company reverse split its common stock
100:1.

9. Stock Options
         a) Options to purchase common shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at April 30, 2001 are as follows:

           Year Granted         Expiry Date        Price Range    No. of Shares
         ----------------------------------------------------------------------

          November 1, 2001      October 31, 2002        $1.10            1,005
         ----------------------------------------------------------------------
         Total Outstanding                                               1,005
                                                             ------------------

10. Contributed surplus
              Contributed surplus represents the premium paid on the issuance of common shares.



11. Income taxes
              As at April 30, 2001 the company had a net operating loss carryover of approximately $6,460,268 expiring in various years through 2015.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         This Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


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

         The Company's management team has revised both the Company's restructuring plans and the Company's operations. Management believes the Company is now positioned to attract new investment and identify potential acquisition targets.

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

         The Company's former subsidiary, Mega Blow Mouldings Limited ("Mega Blow"), was acquired on October 30, 1996 for $$2,863,182, consisting of $1,361,302 of cash and $1,501,880 of debentures. Subsequently, Mega Blow was sold effective November 30, 1998 for $4,250,000, consisting of a $250,000 cash deposit, a $4,000,000 promissory note, and an $850,000 promissory note. On November 7, 1999, the $4,000,000 promissory note was reduced by a credit against the debentures of $1,394,266 (principal of $1,240,602 and accrued interest of $153,664). The Company currently holds a promissory note with an outstanding principal balance of $2,649,398, which is currently in default, as a result of which the Company did not recognize any related interest income during the three months ended April 30, 2001. During the fiscal year ended January 31, 2000, the note receivable resulting from the sale of Mega Blow was restructured by eliminating the $850,000 note receivable against deferred gain.


Three Months Ended April 30, 2001 and 2000
------------------------------------------

         The Company's results of operations for the three months ended April 30, 2001 include the operations of Compelis Corporation.

         Revenues from operations for the three months ended April 30, 2001 were $42,067, as compared to $57,410 for the three months ended April 30, 2000, an decrease of $15,343 or 26.7%. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a contract.


         Cost of goods sold was $41,362 or 98.3% of operating revenues for the three months ended April 30, 2001, as compared to $46,696 or 81.3% of operating revenues for the three months ended April 30, 2000. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

         General and administrative expenses decreased to $72,929 for the three months ended April 30, 2001, as compared to $185,542 for the three months ended April 30, 2000. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

         Software development costs were $7,716 for the three months ended April 30, 2001, as compared to $62,807 for the three months ended April 30, 2000. The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of qualified personnel, the ability to solve technical issues, and the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurances that the Company will be successful in developing and marketing new products and product enhancements.

         As a result of the foregoing factors, the Company recorded a loss of $132,591 for the three months ended April 30, 2001, as compared to a loss of $222,426 for the three months ended April 30, 2000.

Liquidity and Capital Resources
-------------------------------

         During the three months ended April 30, 2001 and 1999, the primary sources of liquidity for the Company were from the sale of common stock, borrowings under its credit facilities and funds available from operations.

         Operating. During the three months ended April 30, 2001 and 2000, the Company's operations used cash resources of $53,348 and $378,121, respectively. As of April 30, 2001, the Company's net working capital deficiency was ($411,690), as compared to ($354,988) at January 31, 2001, respectively, reflecting current ratios of .21:1 and .36:1, respectively. The increase in the net working capital deficiency at April 30, 2001 as compared to January 31, 2001 was in part a result of an increase in the Company's accounts payable during the period and the use of proceeds from the sale of marketable securities to fund operations.

         Financing. During the three months ended April 30, 2001 and 2000, net proceeds (disbursements) with respect to the issuance (repurchase) of common stock was $12,400 and ($185,171), respectively.

         At January 31, 2001 and April 30, 2001, the Company owed $61,104 and $34,285, respectively, to the Royal Bank of Canada under a $67,000 operating line of credit.

         Loans and notes payable increased by $8,581 during the three months ended April 30, 2001.

         The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through July 31, 2001. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, increase its current lending facilities, or seek project-specific financings. There can be no assurances that the Company will be successful in raising the required capital on a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.


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


                                                  TREASURY INTERNATIONAL, INC.



         Dated: June 25, 2001       By /s/ Dale Doner
                                       -----------------------------------------
                                            Dale Doner, President



         Dated: June 25, 2001       By /s/ Kristine Sickels
                                       -----------------------------------------
                                       Kristine Sickels, Chief Financial Officer