Form 10QSB
period 2001-07-31
TREASURY INTERNATIONAL INC
filed 2001-09-24
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2001

      ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

              For the transaction period from _________to_________

                        Commission File Number: 0-28514


                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)



             Delaware                                       98-0160284
         -----------------                              -----------------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
      Incorporation or Organization)

                303 52nd Ave.
          West Claresholm, Alberta                           T0L 0T0
       ----------------------------                         ----------
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

YES   X              No ____
    ------

     As of July 31, 2001 4,421,216 shares of the registrant's common stock
                         ---------
were outstanding.

Bromberg & Associate                          1183 Finch Ave. West, Suite 305
                                              Toronto, Ontario M3J 2G2
                                              Phone: (416) 663-7521
Chartered Accountants                         Fax: (416) 663-1546


ACCOUNTANTS' REVIEW REPORT

         Board of Directors and Shareholders
         Treasury International, Inc.

              We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at July 31, 2001, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

              A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted audited standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. According, we do not express such an opinion.

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

                                                         BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS



            TORONTO, ONTARIO
            SEPTEMBER 21, 2001

CLARESHOLM, ALBERTA
SEPTEMBER 15, 2001

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                               AS AT July 31, 2001

                                   (UNAUDITED)


ASSETS
                                            July 31, 2001      January 31, 2001

CURRENT ASSETS
    Bank                                       $128,391             ---
    Accounts Receivable                          ---              $ 46,813
    Securities Available for Sale(Note 3)      $146,840           $142,250
    Due from Wexcap Group                        $3,000             $3,000
    Sundry Assets                               $16,976            $12,672
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           $295,207           $204,735

Goodwill                                         ---              $172,089
Long Term Investments(Note 4)                   $88,266            $88,266
Capital Assets (Notes 2c & 5)                    $5,014            $26,787
--------------------------------------------------------------------------
TOTAL ASSETS                                   $388,487           $491,877
--------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES
    Bank Indebtedness                           ---                $61,104
    Account Payable and Accrued Liabilities     $20,349           $152,250
    Current portion of long-term debt (Note 6) $339,457           $346,369
---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                      $359,806           $559,723

Long Term Debt (Note 6)                        $604,732           $477,003
Loans Due To Officers & Directors               ---               $309,771
--------------------------------------------------------------------------
TOTAL LIABILITIES                              $964,538         $1,346,497
--------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                               AS AT JULY 31, 2001


SHAREHOLDER'S EQUITY                    July 31,2001     January 31, 2001


SHARE CAPITAL
Authorized - 100,000,000 common shares
Issued - 4,421,216 common shares            $38,823                $9,271
Contributed Surplus (Note 8)             $5,538,160            $4,772,162
Deficit                                 ($6,143,628)          ($5,576,867)
-------------------------------------------------------------------------
TOTAL SHAREHOLDERS EQUITY                 ($566,645)            ($795,434)
-------------------------------------------------------------------------
Accumulated Other Deficit (Note 3)          ($9,406)             ($59,186)
-------------------------------------------------------------------------
TOTAL LIABILITIES &
-------------------
SHAREHOLDER'S EQUITY                       $388,487              $491,877
-------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.


                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT


                  FOR THE SIX MONTH PERIOD ENDED JULY 31, 2001


                                   (UNAUDITED)



                                          July 31,2001         July 31, 2000


Balance, beginning of period               $5,576,867             $1,529,217

Net Loss for the period                      $566,761               $189,843
                                              -------                -------
Balance, end of period                     $6,143,628             $1,719,060
                                            ---------              ---------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE SIX MONTH PERIOD ENDED July 31, 2001

                                   (UNAUDITED)

                                             July 31, 2001      July 31, 2000


REVENUE                                         42,067              191,069
---------------------------------------------------------------------------

COST OF GOODS SOLD                              41,362              109,864
---------------------------------------------------------------------------

GROSS PROFIT                                       705               81,205
---------------------------------------------------------------------------

EXPENSES
     Software Development Expense                 7716                ---

     General and administrative                428,494              177,445
---------------------------------------------------------------------------
LOSS from operations before under
noted items                                   (435,505)             (96,240)
---------------------------------------------------------------------------

    Loss on Sale of Shares                      34,391                ---
    Bad debt expense                            15,645                ---
    Interest Expense                           120,829               12,689
    Amortization                                 4,582               80,914
    -----------------------------------------------------------------------

    Loss before sale of subsidiary            (610,952)            (189,843)
    -----------------------------------------------------------------------
    Gain on sale of subsidiary (Note 9)         44,191
    -----------------------------------------------------------------------
    NET LOSS                                  (566,761)            (189,143)
    -----------------------------------------------------------------------
    Earnings per share                            0.00                 0.00
    -----------------------------------------------------------------------
    Weighted average number of common shares
    Outstanding                              2,105,605           91,796,677
    -----------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                        INTERIM CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                  For the SIX MONTH PERIOD ENDED JULY 31, 2001

                                   (UNAUDITED)

CAPITAL                                     COMMON      PAID-IN     CONTRIBUTED
                                            SHARES      CAPITAL       SURPLUS
                                            ------      -------       -------
Balance-January 31,2001 (Note7)            927,067      $9,271      $4,772,162

Issued 8,000 shares 0f common stock in       8,000         $80         $12,320
consideration for professional services      -----         ---         -------
of $12,400

Balance-April 30,2001                      935,067      $9,351      $4,784,482

Issued 2,800,000 shares of common        2,800,000     $28,000        $672,000
stock in consideration for the
reduction of notes payable of 500,000
and consulting services of 200,000

Issued 658,149 shares of common stock      658,149      $1,642        $162,508
in consideration for the reduction
in notes payable of 164,150

Issued 60,000 shares of common stock        60,000        $150         $14,850
in consideration for professional
services of 15,000

Redemption of 32,000 shares of common      (32,000)      ($320)       ($96,680)
stock on the sale of Compelis Corporation
------------------------------------------------------------------------------
Balance- July 31, 2001                   4,421,216     $38,823      $5,538,160
------------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE SIX MONTH PERIOD ENDED JULY 31, 2001

                                   (UNAUDITED)

                                            July 31, 2001        July 31, 2000
Cash flows from operating activities
   Net loss                                    ($566,761)          ($189,843)

Adjustment to reconcile net loss to
net cash used in operating activities
   Amortization                                   $4,582             $80,914
   Decrease (Increase) in accounts receivable    $46,813           ($122,571)
   Decrease in sundry assets                     ($4,304)           ($17,190)
   Increase in Securities Available for Sale    ($54,370)              ---
   Increase (decrease) in accounts payable     ($131,901)           $162,445
   -------------------------------------------------------------------------

Net Cash used for operating activities         ($705,941)           ($86,245)
----------------------------------------------------------------------------

Cash flows from financing activities
   Loans due to Officers & Directors           ($309,771)           ($43,772)
   Notes payable                                $225,195            $632,400
   Proceeds on issue of common shares           $783,150           ($145,171)
   -------------------------------------------------------------------------
 Cash provided by financing activities          $698,574            $443,457
 ---------------------------------------------------------------------------

 Cash flows from investing activities
   Long Term Investments                           ---             ($289,922)
   Goodwill                                     $172,089            $200,000
   Research & Development Costs                    ---             ($198,325)
   Purchase (Disposal) of Capital Assets         $24,773            ($13,933)
   -------------------------------------------------------------------------
   Cash used for investing activities           $196,862           ($302,180)
   -------------------------------------------------------------------------
 Decrease in bank indebtedness                  $189,495             $55,032
(Bank indebtedness),beginning of period         ($61,104)           ($56,547)
----------------------------------------------------------------------------
Bank Balance (indebtedness),end of period       $128,391             ($1,515)
----------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 2001

1.   Nature of business
         Treasury International, Inc., through its wholly owned subsidiary, Retailport.com, Inc., is involved in business to E-Commerce, Web-enabled Publishing and Internet Portal development.

2.  Summary of Significant accounting policies

     a)  Basis of consolidation
         These consolidated financial statements include the accounts of the company and the revenues and expenses Compelis Corporation, it's wholly owned subsidiary up to June 29,2001, the date of disposition.

     b)  Research and development costs
         The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. These costs are written off as incurred and recorded as software development expense in the statement of operations.

     c)  Capital assets
         Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

             Office equipment                       -20% diminishing balance
             Computer equipment                     -30% diminishing balance

      d) Revenue Recognition
         Revenue is recognized when customers are invoiced for products shipped by the company.

      e) Income per share
         Income per share is calculated based on the weighed average number of shares outstanding during the period.

      f) General
         These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 2001



3.  Securities Available for Sale
      The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period (July 31, 2001) according to the requirements of SFAS 115.

Issuer                             Market    Cost    Reported (Loss) Fair Value

American Sports History Inc.       OTC BB   $143,241   ($5,991)       $137,250

Wall Street Financial Corporation  OTC BB     $3,500   ($2,450)         $1,050

Symphony Telecom Corporation       OTC BB     $9,505     ($965)        $ 8,540
                                              --------------------------------

                                            $156,246   ($9,406)       $146,840
------------------------------------------------------------------------------

4.  Long Term Investments

      The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.  Capital Assets
                                 July 31, 2001               January 31, 2001
--------------------------------------------------------------------------------
                            Cost   Accumulated  Net book          Net Book
                                  Amortization    value             value
--------------------------------------------------------------------------------

Office equipment          $6,578     $5,610         $968             $6,556
Computer equipment       $11,736     $7,690       $4,046            $20,131
================================================================================
                         $18,314    $13,300       $5,014            $26,687
--------------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JULY 31, 2001



6.  Notes payable
          The notes payable consist of the following:

Due Date                                 Principal Amount
Current (To July 31,2002)                   $339,457
August 1, 2002 To July 2003                 $354,457
August 1, 2002 To July 31,2004              $154,457
August 1, 2004 To July 31,2005               $95,818
                                             -------
Total                                       $944,189
                                            --------

The interest rates on the notes are between 7%-10%.

7.  Outstanding shares

          During the period, the Company reverse split its common stock 100:1

8.  Contributed surplus
          Contributed surplus represents the premium paid on the issuance of common shares.

9.  Gain on Sale of Subsidiary
          The Company sold its subsidiary, Compelis Corporation during this period.
                                Selling Price         $241,000
                                Cost                  $196,809
                                ------------------------------
                                Gain on sale           $44,191
                                ------------------------------

 10.  Income taxes
          As at July, 2001 the company had a net operating loss carryover of approximately $6,894,438 expiring in various years through 2015.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

      This Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended July, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview
--------
      Treasury International, Inc. (the "Company") is a holding company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

      During the next few years, the Company expects to continue to implement its development strategy. The Company's development strategy includes acquiring operations and assets that meet the following objectives: (i) allow the Company to gain strategic position, (ii) improve asset productively, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors. To increase market share, the Company may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with the Company's existing operations and products.

      The Company's management team has revised both the Company's restructuring plans and the Company's operations. Management believes the Company is now positioned to attract new investment and identify potential acquisition targets.

      The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Retailport.com, Inc. and Webco-ops.com, Inc.. The Company also owns the following suite of proprietary software assets and activities known as the Active Business Solutions: ActiveRMS, ActiveCommerce,ActiveCD, ActiveDataBank,ActiveHost and ActiveDesign.


Six Months Ended July 31, 2001 and 2000
---------------------------------------
      The Company's results of operations for the six months ended July 31, 2001 include the operations of Compelis Corporation for the first three months of the period.

      Revenues from operations for the six months ended July 31, 2001 were $42,067 as compared to $191,069 for the six months ended July 31, 2000, an decrease of $149,002 or 354.2%. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a contract.

      Cost of goods sold was $41,362 or 98.3% of operating revenues for the six months ended July 31, 2001, as compared to $109,864 of operating revenues for the six months ended July 31, 2001. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

      General and administrative expenses increased to $428,494 for the six months ended July 31,2001, as compared to $177,445 for the six months ended July 31,2000. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

      Software development costs were $7,716 for the six months ended July 31,2001 as compared to $331,716 for the months ended July 31,2000. The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement.

      As a result of the foregoing factors, the Company recorded a loss of $566,761 for the six months ended July 31,2001, as compared to a loss of $189,843 for the six months ended July 31, 2000. During this period the Company sold its subsidiary, Compelis Corporation for $241,000, recording a Gain of $44,191, as Compelis's cost was $196,809.

Liquidity and Capital Resources
-------------------------------
      The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through July 31, 2001. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, increase its current lending facilities, or seek project-specific financings. There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

Recent Accounting Pronouncements
--------------------------------
      In June 1998, the Financial Accounting Standards Board issued Statement No. 133,"Accounting for Derivative for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. SFAS No. 133 for its fiscal year beginning February 1,2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

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


         PART 11.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits - None

              (b) Reports on Form 8-K

                     Form 8-K Re: Sale of registrant's subsidiary, Compelis Corporation, was filed on August 7, 2001

                                    SIGNATURES
                                    ----------
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.


Dated:    September 24, 2001               By  /s/ Dale Doner
                                             --------------------------------
                                                Dale Doner, President


Dated:    September 24, 2001               By  /s/ Kristina Sickels
                                             --------------------------------
                                                Kristina Sickels, Chief
                                                      Financial Officer