Form 10KSB
period 2002-01-31
TREASURY INTERNATIONAL INC
filed 2002-05-16
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2002           OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                Delaware                                  98-0160284
    -------------------------------            ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

    422 Montana Avenue, Libby, Montana                       59923
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (406) 293-7299

        Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act:


     Title of Each Class:             Name of Each Exchange on which registered:
     --------------------             ------------------------------------------
Common Stock, par value $0.001                              None

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

          As of April 30, 2002, 4,501,216 shares of the registrant's common stock were outstanding.

          Revenues for the most recent fiscal year. $ 44,291

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2002 was $3,494,616. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

Compelis Corporation is a technology solution provider with the following proprietary software assets and activities known as the Active Business Solutions family of products: ActiveRMS, ActiveCommerce, ActiveCatalog, ActiveCD, ActiveDataBank and ActiveHost. In addition, Compelis also provided creative design services which addressed the Advertising, Marketing and Corporate Identity requirements of its customers through ActiveDesign.

Compelis offered these products to its clients - manufacturers, distributors and retailers - to help them share their corporate story, showcase their product offerings and allow them to transact business with anyone, anywhere and at anytime. Compelis offers our clients a single technology partner for Internet-based Electronic Commerce (on-line shopping), Electronic Business (online Request for Quote, Quoting, Purchase Order and trading co-operatives), Internet-based Retail Management (including Point-of-Sale, Inventory Control, Customer Database, Inventory Transfer & Allocation, Consolidated Chain Management and Reporting), Electronic Catalogs (Internet and CD ROM), Print Catalogs, Brochures and Flyers, Creative Design including Corporate Web Sites and Corporate Identity, Aggregated Industry Data and Information Asset Management.

On July 27, 2001, the Company sold its subsidiary, Compelis Corporation and the rights to the Company's ActiveCatalog technology to Twelve Stones Corporation, a corporation principally owned by the Company's former Chief Financial Officer and director. In exchange for all of its shares of Compelis, the Company received from Twelve Stones $22,000 CDN plus the return of 32,000 shares of Common Stock of the Company, owned by Twelve Stones, valued at $100,000. Twelve Stones also will be responsible for all of the Compelis liabilities of approximately $150,000.

The Company retained two of its active business solution products--ActiveRMS and ActiveCommerce. The ActiveRMS product is based on the leading, open system technology (Microsoft Commercial Internet Systems, "MCIS"), industry proven methodology and more than a decade of design, implementation and support success.

In today's market, in order to be successful, a retailer has much more to do than merchandise its store and select the right products. Retailers need to become computer experts implementing the right hardware and software in a sophisticated infrastructure that collects, stores and reports information on the product-mix, customers, vendors, employees and store's activity--providing, in a timely manner, the information needed to make the right decisions.

ActiveCommerce is based on Microsoft's industry leading MS SQL database, industry-specific architecture and Internet Commerce Technology. ActiveCommerce is an advanced Internet commerce-enabled product catalog that allows customers to navigate through its product offerings and then view or print in-depth product knowledge, as well as conduct numerous transactional processes such as:
E-Catalog - display even the most complex of products utilizing a dynamic industry specific database structure allowing for unlimited categorization, the use of an item matrix to present "sku" variations such as color, size, depth, width, diameter, weight, clarity, etc. Associate item pictures, product specification sheets, description and selling features as well as related products; E-Commerce - Allow customers to select items from your catalog and add them directly to the order desk. Select shipping location and accept payment by Visa, MasterCard, Amex and other tender methods - with online payment authorization; E-Business - Customers can now request price and availability quotes online freeing up order desk resources. Electronically respond to the RFP, automatically generating and emailing a formal quote that you customer can turn into a PO at the "click of an icon"; Ad Space - Now you have the opportunity to sell ad space on your website to your suppliers and other 3rd parties. Customize the frequency of display, size of ad and the target audience to build additional revenue points in your site; Auction - Allows hosting of live auctions. Enables sites to auction products, accept bids, and determine winners. Users can set reserve prices, minimum bids, start and end dates, bid increments, and resolve bid conflicts. Users can also notify auction participants of important news via DHTML, HTML, or e-mail at any interval.

The Company intends to generate revenues from three sources with ActiveCommerce: first, from the sale of product licenses for each installation; second, from the creation of content for the e-commerce solution; third, from the integration of a company's e-commerce initiative with back-end office systems.

The Company is in its early marketing stage for its products and has only generated minimum revenues.

The Company's principal, executive offices are located at 422 Montana Avenue, Libby, Montana 59923, and its telephone number is (406) 293-7299.

                     Corporate Summary and Growth Strategies

Since the sale of its primary business in July 2001, Treasury began, again, to pursue its mandate: "To create shareholder value by acquiring and/or building companies or proprietary assets that provide revenue opportunities and yield long-term growth potential in asset value."

Plan of Operation
-----------------
The Company intends to seek, investigate and, if such investigation warrants, acquire a target company or business which desires to employ the Company's skill in its business or to seek the perceived advantages of a publicly-held corporation. One of the Company's principal business objectives for the next 12 months, and beyond, will be to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. The Company will not restrict its search to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company may seek a business which has recently commenced operations, is a developing concern in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need market for its shares, while avoiding the time delays occurred in a public offering, e.g. significant expense, loss of voting control and compliance with various federal and state securities laws.

The Company anticipate that the selection of a business combination will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking even limited additional capital or the benefits of becoming a publicly traded company. Such benefits may include: facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals and the stockholders of the business, and creating a means for providing incentive stock options or similar benefits to key employees. Potentially available business combinations may occur in many different industries and at various stages of development. As a consequence, the task of comparative investigation and analysis of such opportunities could be extremely difficult and complex.

Evaluation of Business Combinations
-----------------------------------
The officers and directors will analyze or supervise the analysis of business combinations. Its management intends to concentrate on identifying preliminary prospective business combinations which may be brought to its attention through present associations or by the use of finders. While the Company has not established definitive criteria for acquisition candidates, it intends to focus on candidates satisfying the following criteria:

o        Audited financial statements.
o        $500,000 in annual revenue
o        Positive cash flow
o        Little or no debt
o        Positive shareholders' equity
o        Five employees

In analyzing prospective business combinations, management will also consider the following:

o        Available technical, financial and managerial resources
o        Working capital and other financial requirements
o        History of operations, if applicable
o        Prospects for the future
o        Nature of current and anticipated competition
o        Quality, experience and depth of current management
o        Future risk factors
o        Potential for growth or expansion
o        Potential for profit
o        Product or service recognition or acceptance
o        Name identification

As a part of the Company's investigation, its officers and directors will meet personally with the prospect's management and key personnel, visit and inspect facilities, independently verify and analyze all information provided including reference of management and its key personnel. To the extent of its limited financial resources and expertise, the Company will take all the reasonable, investigative measures it deems necessary for proper investigation. It is anticipated that any finders retained will assist in these efforts; however, the ultimate investigation, analysis, decision and negotiations with respect to a potential candidate will reside with Treasury's management and Board of Directors.

Since the Company is subject to Sections 13 or 15(d) of the Exchange Act, and depending upon the size of the acquisition or merger candidate, Treasury will be required to obtain the appropriate audited financial statements, from one to three years, depending upon the size of the acquisition. Consequently, acquisition prospects that do not have, or unable to obtain, the required audited statements may not be appropriate candidates for acquisition insofar as the reporting requirements of the Exchange Act are applicable.

Business Combinations
---------------------
In implementing a structure for a specific business acquisition, the Company may become a part to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may, alternatively, purchase stock or assets of an existing business. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by Treasury's existing stockholders.

Furthermore, the issuance of substantial additional securities, and their potential sale into any trading market which may develop in the Company's Common Stock, may have a depressive effect on its trading market.

The structure of the business combination will depend on, among other factors:

o        Nature of the prospective business
o Needs and desires of Treasury as well as those of the prospective business
o        Management of the prospective business
o Treasury's negotiating strength relative to the strength of the potential business candidate

The Company will not purchase the assets of any company in which a majority of the outstanding capital stock is beneficially owned by one or more of the Company's officers, directors, promoters, affiliates or associates. Furthermore, the Company has adopted a procedure whereby a special meeting of its stockholders will be called in order to vote upon a business combination with an affiliated entity. Stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as that of the publicly held shares of the Company.

The Company has adopted a policy not to pay a Finder's Fee to any member of management for locating a merger or acquisition candidate. No member of management may seek or negotiate a Finder's Fee. In the event there is a Finder's Fee due any member of management, the fee will be paid at the direction of the successor management after the business combination has been completed. The Company's policy regarding Finder's Fees is based upon oral agreement among management. The Company is unaware of any circumstances under which it would initiate a change to this policy.

Competition
-----------
The Company is an insignificant player among the firms that engage in business combinations. There are many established venture capital and financial concerns that have significantly greater financial, personnel and technical resources. In view of these limitations, the Company will continue to be at a siginigicant competitive disadvantage.

Research and Development Costs
------------------------------
The Company, as a software development provider, does incur expenditures for research and development, and management believes that the success of the Company and its business operations will require continued expenditures on research and development. However, management also believes it can manage these expenditures, within reasonable correlation to operating revenues, and asset building activities. These expenditures could have a material affect on cash flow in the coming year.

Employees
---------
As of January 31, 2002, the Company had four full-time employees: two officers and two employees in sales and production/development. The Company outsources software coding, programming and software development, on an as needed basis , to independent third-party contractors in Canada. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Patents and Trademarks
----------------------
The Company has received Canadian Trademark protection on the following business names and activities: ActiveCommerce and ActiveRMS.

Subsequent Event
----------------
In April 2002, the Company acquired all of the issue and outstanding interests in American Sports Academy, LLC ("ASA") in exchange for: (i) 100,000 shares of the Company's Common Stock, (ii) a $100,000 Promissory Note payable in two years with interest at seven percent per annum, and (iii) five percent of the net profits earned by ASA, payable semi-annually, up to an aggregate amount of $500,000.

ASA provides multi-sport youth instructional programs throughout Long Island, New York, headed by its President, and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser. ASA currently has over 40 camps in five sports, e.g. baseball, softball, soccer, wrestling and lacrosse, which are offered to children ages five through 15.

The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. The sports camps are seasonal and operate in a series of one-week sessions. The Company also intends to offer off-line, year-round training and is currently discussing the use of certain door facilities.

The competition for instructional sports camps is different; since the competition is largely fragmented, as there are no national franchises of sports camps. The Company intends to continue its operations on Long Island and enter into new markets, some that contain entrenched local competitors. The Company plans to gain market share in such areas by retaining and promoting experienced management of other sports camps. Additionally, the Company may seek to retain the services of local talent through an alliance or otherwise.

ITEM 2. Properties

The Company leases 600 square feet of office space in Libby, Montana as administrative offices. The Company also leases approximately 400 square feet for sales offices in Claresholm, Alberta, Canada and Port Orchard, Washington, respectively. All of the leases are month-to-month at a rent of $400 per month.

All of the Company's offices are located in buildings owned by Dale Doner, the President and a director of the Company. Management believes that the rent paid by the Company is equal to or less than the rent that would be paid in an arms-length transaction.

ITEM 3. Legal Proceedings

The Company has no legal actions pending against it or its officers and directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company had no stockholders meeting during its 2002 fiscal year. The Company intends to have an annual stockholders meeting in the fall of 2002.

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



Quarter Ended                           High Bid         Low Bid
-------------                           --------         -------
January 31, 1999                         $0.08            $0.08
April 30, 1999                           $0.06            $0.055
July 31, 1999                            $0.14            $0.13
October 31, 1999                         $0.10            $0.09
January 31, 2000                         $0.28            $0.25
April 30, 2000                           $0.35            $0.295
July 31, 2000                            $0.175           $0.155
October 31, 2000                         $0.07            $0.0625
January 31, 2001                         $0.04            $0.038
April 30, 2001                           $0.30            $0.30
July 31, 2001                            $3.00            $2.76
October 31, 2001                         $1.45            $1.45
January 31, 2002                         $0.40            $0.40
April 30, 2002                           $2.12            $2.10


As of April 30, 2002, there were approximately 150 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

During the year ended January 31, 2002 the Company has undertaken the following unregistered sales of its Common Stock. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

In February and March 2001, the Company issued an aggregate of 8,000 shares of its Common Stock to a business consultant for $12,800 of services rendered to the Company.

In June 2001, the Company issued 656,600 shares to 14 individuals in consideration for the reduction in notes payable owed to them in the amount of $164,150. All of the noteholders are sophisticated investors and have been involved with the Company for over two years. Each noteholder was given the opportunity to review the Company's business and financial history and to discuss any matters with the officers and directors of the Company.

In December, 2001, the Company issued 15,000 shares of its common stock to a consultant for $15,000 of services rendered to the Company.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Act of 1995:

The information included in this discussion contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes," "expects," "anticipates," or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements of Treasury International, Inc. ("Company") to differ materially from those expressed in or implied by the forward-looking statements contained in the discussion below.

Overview:

Since inception, the Company's business objective has been to acquire and/or develop operations and proprietary assets to generate revenues and yield long-term growth potential for its shareholders. In 1999, the Company acquired certain software assets that allowed the it to enter into the growing Internet e-commerce and e-business field. The Company believes that these assets will become the core of the its Internet strategy so that the Company may be in a position to exploit Internet e-commerce and e-business opportunities, which is still expected to be a growth business area. Unless the Company succeeds in obtaining additional capital to fund necessary research and development costs of its software products and develops product distribution channels, there can be no assurance that these assets will be realized to generate substantial or any revenue streams from the sales or license of these products.

In the first half of fiscal 2002, the Company experienced erosion in sales, devaluation of equity properties and high fixed costs.

From time-to-time, the Company may also consider a wide range of other business opportunities. Some of them may be unrelated to the Company's current business activities, could require additional capital, and could result in a change in control of the Company.

The Company requires additional capital to fund future operating requirements, the completion of its software products, as well as to fund any new business opportunity or venture. It has been exploring various alternatives to raise new capital, but there is no assurance that the Company will ultimately be successful in acquiring any new capital from institutional lenders or private debt or equity financings.

Results of Operations  - Fiscal Years 2002 and 2001
---------------------------------------------------
The Company sold Compelis Corporation, a wholly-owned subsidiary, effective July 27, 2001, to Marlin Doner, the Company's former COO and CFO. (This subsidiary had been acquired in May 1999). In conjunction with such disposition, the

Company retained ownership of two of the software assets developed by such subsidiary. Thus, the Company's results of operations for fiscal year 2002 include approximately six months of Compelis' operations.

The Company's accumulated deficit increased from $5,576,867 in fiscal 2001 to $5,939,875 in fiscal 2002. Losses from operations in fiscal 2002 declined by approximately 43 percent over fiscal 2001.

Revenues from operations in fiscal 2002 decreased approximately 85 percent over fiscal 2001 due to the sale of Compelis Corporation and severe reduction in sales. The Company also experienced declines in cost of goods and gross profit from the prior fiscal year.

Decreases in revenues, cost of goods and gross profit were due to the sale of Compelis Corporation and the inability to market its remaining software products.

The Company also experienced reductions in amounts spent on research and development from $250,000 in fiscal 2001 to $7,716 in fiscal 2002 primarily because the software products were developed and were in the marketing and sales stage.

General and administrative expense level in fiscal 2002 increased by 3.3 percent over fiscal 2001 due to increased marketing and sales activities for Compelis.

Liquidity and Capital Resources - Fiscal Years 2002 and 2001
------------------------------------------------------------
In fiscal 2002, our primary sources of liquidity continued to be the issuance of Company common stock for services rendered ($179,000), borrowings from affiliated parties ($663,366), disposition of assets and the restructuring of notes payable (to officers and directors) into equity ($664,150). Revenue from operations was not significant. We have not sought or made any arrangements with our bank or any other financial institution for working capital loans or lines of credit and we are uncertain that we would succeed in obtaining such institutional financing pending the Company's improvement of its business prospects, results of operations and financial condition.


Operating. During fiscal 2002, the Company's operations used cash resources of $156,684, compared to providing cash resources of $1,267,698 in fiscal 2001. At January 31, 2002 and 2001, we had a net working capital of $(748,414) and $(354,988), respectively, reflecting erosion of our current ration of 18:1 to 37:1 from the prior fiscal year.

Financing. In fiscal 2002, the note payable decreased $664,150 for issuance of common stock as compared to $130,229 in fiscal 2001.

Long-term debt decreased by $(426,242) in fiscal 2002, compared to an increase of $431,000 in fiscal 2001 due to the issuance of common stock.

At January 31, 2002, the Company had notes payable to various individuals aggregating $663,366 with interest at 7 and 10 percent of which $612,605 was due and payable. See Note 6 to the Financial Statements for the fiscal year ended January 31, 2002.

Without additional capital to meet its operating expenses at current projected levels, of which there is no assurance that we will obtain any additional financing, the Company's operations may be materially reduced.

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, "goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, this pronouncement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any impact on the Company's financial statement presentation or disclosures.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This pronouncement addresses the adverse accounting practice for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this pronouncement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any impact on its financial statement presentation or disclosures.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. This pronouncement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of APB Opinion No. 30, "Reporting the Results of Operations." This pronouncement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are state at the lower of fair value and carrying amount. This pronouncement also requires expected future operating losses from discontinued operations to be displayed in the periods(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not expect that the adoption of AFAS No. 144 will have a material effect on the Company's financial presentation or disclosures.

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

NAME                AGE               TITLE
---------------   -------   -----------------------------------
Dale Doner          47        Chief Executive Officer, President and
                              Chairman of the Board

Lawrence Zeiben     37        Director

Paul Visel          51        Director

Rob Dromerhauser    39        Director


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

Rob Dromerhauser was appointed a director of the Company in April 2002 when the Company acquired American Sports Academy, LLC. Mr. Dromerhauser was a professional baseball player playing for the Baltimore Orioles between 1985 and 1987 and for the New York Mets from 1987 through 1991. Mr. Dromerhauser has been operating baseball and sports camps since 1991; and in 2000, he established American Sports Academy, LLC where he remains President.

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

Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 2002, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, including each of the officers and directors of the Company named above have filed initial statements of beneficial ownership and have filed reports on Form 4 regarding transactions in the securities except for transactions incurred on June 28, 2001, in which Mr. Doner and Mr. Visel each were issued 1,400,000 shares of the Company's Common Stock.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for each of the Company's fiscal years since inception for the (i) the Company's Chief Executive officer during the fiscal year ended January 31, 2001 and (ii) each other executive officer of the Company whose compensation during the fiscal year ended January 31, 2001 exceeded $100,000.

                                                   Long-Term          All other
                           Annual Compensation    Compensation      Compensation
                      --------------------------- ----------------- ------------
              Fiscal                              Securities under-
Name          Year    Annual Salary  Annual Bonus   lying options
------------- ------  -------------  ------------ ----------------- -----------
Dale Doner     2000      $47,000          --             --              --
Dale Doner     2001      $35,000          --             --              --
Dale Doner     2002      $44,000*         --             --              --
-------------------------------------------------------------------------------
* In June 2001, Mr. Doner was issued 200,000 shares of the Company's Common Stock valued at $0.25 per share for services rendered to the Company.



Stock Option Grants Table
-------------------------
No officers or directors were granted any options during the fiscal year ended January 31, 2002, nor do any officers or directors currently own any options.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of April 30, 2002 by
(i) each director of the Company, (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:


                       Beneficial Ownership
Name and Address       of Common Stock         Current Percent of Class (1)
--------------------- ---------------------- --------------------------------
Dale Doner(2)
P.O. Box 105                1,647,438                   36.6%
Sunset House
Alberta, CN T0H 3H0

Paul Visel                  1,443,000                   32.0%
419 Jayvee St.,
Kingsville, TX
78363

Lawrence Zeiben                     0                      0%
9614A 105 St.,
Grande Prairie, AB
Canada T2V 6M3

Rob Dromerhauser                    0                      0%

All directors, executive
Officers as a group (4):    3,087,438                   68.6%

-------------------------------------------------
(1) Computed on the basis of 4,501,216 shares of Common Stock and, with respect to those persons holding options to purchase Common Stock exercisable within 60 days, the number of shares of Common Stock that are issuable upon the exercise thereof.

(2) Includes 1,445,000 shares, 190,226 shares and 12,212 shares owned by 729759 Alberta Ltd., GHQ, Ltd. and GHQ, Inc., respectively. Mr. Doner is an officer, director and principal stockholder of all of these entities.

ITEM 12. Certain Relationships and Related Transactions

On June 28, 2001, the Company issued 1,000,000 shares each to two directors, Mr. Doner and Mr. Visel, in exchange for the reduction of notes payable of $500,000 owed to Messrs. Doner and Visel. In addition, Mr. Doner and Mr. Visel were each issued 400,000 shares for services rendered to the Company. The Company valued the Common Stock issued at its fair market value which was $0.25 per share.

ITEM 13. Exhibits, List and Reports on Form 8-K


         (a)    Exhibits
                --------
3.1      Certificate of Incorporation of the Company, as amended *

3.2      By-Laws of the Company.*

4.1      Form  of  Junior  0% Convertible Subordinated Debenture due October 30,
         1999.**

4.2 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997

4.3 Form of Series A Senior Convertible Subordinated Debenture due October 29, 1997(2)

10.1     Treasury International, Inc. 1995 Stock Option Plan.(1)

10.2 Stock Purchase Agreement, dated as August 11, 1998 and amendment thereto dated as of September 30, 1998, by and between Treasury International, Inc. and 1299004 Ontario Corporation.(3)

10.3 Stock Purchase Agreement effective July 18, 2001 by and between the Twelve Stories Corporation, Compelis Corporation and Retailport.com, Inc.(4)

10.4 Plan of Reorganization and Acquisition dated April 18, 2002 between the Company, American Sports History, Inc. and American Sports Academy, LLC.(5)

23.1     Consent of Bromberg & Associate

   (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended, originally filed with the SEC on October 21, 1996

   (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on December 20, 1996.

   (3) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on May 27, 1999.

   (4) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on August 7, 2001.

   (5) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on April 25, 2002.

(b) Reports on Form 8-K None.

The Company filed a Form 8-K on August 7, 2001 relating to the sale of its Compelis subsidiary to Twelve Stories Corporation.

The Company filed a Form 8-k on April 25, 2002 relating to the purchase of American Sport Academy, LLC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TREASURY INTERNATIONAL, INC.


                    By: /s/ Dale Doner                           May 16, 2002
                    ----------------------------------           --------------
                    Dale Doner                                   Date
                    Chief Executive Officer


                    By: /s/ Kristina E. Sickels                  May 16, 2002
                    ----------------------------------           --------------
                    Kristina E. Sickels                          Date
                    Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.


Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Dale Doner
-----------------          Chief Executive Officer, President    May 16, 2002
Dale Doner                 and Chairman of the Board


/s/ Rob Dromerhauser
-----------------          Director                              May 16, 2002
Rob Dromerhauser


/s/ Lawrence Zeiben
-----------------          Director                              May 16, 2002
Lawrence Zeiben


/s/ Paul Visel
-----------------          Director                              May 16, 2002
Paul Visel

Bromberg & Associate                          1183 Finch Ave. West, Suite 305
                                              Toronto, Ontario M3J 2G2
                                              Phone: (416) 663-7521
Chartered Accountants                         Fax: (416) 663-1546


AUDITORS REPORT

     Board of Directors and Shareholders
     Treasury International, Inc.

     We have audited the consolidated balance sheets of Treasury International, Inc. as at January 31, 2002 and January 31, 2001, and the consolidated statements of operations, deficit, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are opinion on these consolidated financial statements based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the corporation as at January 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history, has incurred substantial losses, and at January 31, 2002 has a working deficiency and shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. The Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       BROMBERG & ASSOCIATE
                                                       CHARTERED ACCOUNTANTS



       TORONTO, CANADA
       April 15, 2002

                          TREASURY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT January 31, 2002




ASSETS

                                         January 31, 2002      January 31, 2001

CURRENT ASSETS
 Bank                                          $2,165                    ---
Accounts Receivable                          $ 10,190                $46,813
 Securities Available for Sale(Note 3)       $152,071               $142,250
  Due from Wexcap Group                           ---                 $3,000
Sundry Assets                                     ---                $12,672
                                           ----------            -----------
TOTAL CURRENT ASSETS                         $164,426               $204,735

Goodwill                                          ---               $172,089
Long Term Investments (Note 4)               $250,266                $88,266
Capital Assets (Notes 2c & 5)                 $ 4,473                $26,787
TOTAL ASSETS                                 $419,165               $491,877


LIABILITIES

CURRENT LIABILITIES
  Bank Indebtedness                               ---                $61,104
  Account Payable and Accrued Liabilities    $300,235               $152,250
  Current portion of long-term debt (Note 6) $612,605               $346,369
                                           ----------            -----------
TOTAL CURRENT LIABILITIES                    $912,840               $559,723

Long Term Debt (Note 6)                      $ 50,261               $477,003
Loans Due To Officers & Directors                 ---               $309,771
                                           ----------            -----------
TOTAL LIABILITIES                           $ 963,601             $1,346,497
                                           ----------            -----------

                          TREASURY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT January 31, 2002

                              SHAREHOLDER'S EQUITY

                                           January 31, 2002    January 31, 2001
SHARE CAPITAL

Authorized - 100,000,000 common shares
Issued - 4,467,667 common shares(Note7)           $39,303              $9,271

Contributed Surplus (Note 9)                  $ 5,585,680          $4,772,162

Deficit                                       ($6,169,419)        ($5,576,867)
                                             ------------        ------------
TOTAL SHAREHOLDERS EQUITY                       ($544,436)          ($795,434)
                                             ------------        ------------
Accumulated Other Deficit                             ---            ($59,186)
                                             ------------        ------------
TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                             $419,165            $491,877
                                             ------------        ------------

                          TREASURY INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENT OF DEFICIT

                           YEAR ENDED JANUARY 31, 2002




                                         January 31, 2002    January 31, 2001

Balance, beginning of year                  ($5,576,867)        ($4,252,931)

Net (Loss) for the year                       ($592,552)        ($1,323,936)
                                           ------------         -----------
Balance, end of year                        ($6,169,419)        ($5,576,867)
                                           ------------         -----------

                          TREASURY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           YEAR ENDED JANUARY 31, 2002

                                           January 31, 2002   January 31, 2001


REVENUE                                          $44,291          $300,110
                                            ------------      ------------
COST OF GOODS SOLD                                41,362           204,748
                                            ------------      ------------
GROSS PROFIT                                        2929            95,362
                                            ------------      ------------
EXPENSES
     Software Development Expense                   7716           428,063

     General and administrative                  526,157           211,798
                                            ------------      ------------
TOTAL OPERATING EXPENSES                         533,873           639,861
                                            ------------      ------------
 LOSS from operations before under noted items  (530,944)         (544,499)
                                            ------------      ------------
    Loss on Sale of Shares                        20,035               ---
   Write down of Note Receivable                     ---           688,167
    Bad debt expense                              15,645            43,821
    Interest Expense                              63,296            27,196
    Amortization (Note 1C and 5)                   6,823            20,253
                                            ------------      ------------
                                                 105,799           779,437

    NET (LOSS) from Continuing Operations       (636,743)       (1,323,936)
         Gain on sale or subsidiary               44,191
         Other (loss), principally unrealized
         (losses) on Securities Available
         for Sale (Note 7)                           ---          ($59,196)
                                            ------------      ------------
    NET LOSS                                   ($592,552)      ($1,383,132)

    Income per share                              (0.219)           (0.015)
                                            ------------      ------------
   Weighted average number of Common Shares
   Outstanding                                 2,704,507        92,081,744

                          TREASURY INTERNATIONAL, INC.

                            CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                       FOR THE YEAR ENDED JANUARY 31, 2002


                                              COMMON   CONTRIBUTED   PAID-IN
                                              SHARES     SURPLUS      CAPITAL
                                          ------------ ------------ -----------
Balance-January 31, 2001 (Note7)              927,067   $4,772,162     $9,271

Issued 8,000 shares of common stock in          8,000      $12,320        $80
consideration for professional services of
$12,400

Issued 2,800,000 shares of common           2,800,000     $672,000    $28,000
stock in consideration for the
reduction of notes payable of $500,000
and consulting services of $200,000

Issued 656,600 shares of common               656,600     $163,508     $1,642
stock in consideration for the reduction in notes payable of $164,150

Issued 60,000 shares of common                 60,000      $14,850       $150
stock in consideration for professional
services of $15,000

Cancellation of 32,000 shares of              (32,000)    ($96,680)     ($320)
common stock on the sale of Compelis
Corporation

Issued 48,000 shares of common stock
in consideration for professional service
of $48,000                                     48,000       47,520        480
                                          ----------- ------------ ----------
                                            4,467,667   $5,585,680   $ 39,303
                                          ----------- ------------ ----------

                          TREASURY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           YEAR ENDED JANUARY 31, 2002

                                               January 31, 2002 January 31, 2001
Cash flows from operating activities
 Net (loss)                                         ($592,552)    ($1,323,936)
 Adjustment to reconcile net income to
  net cash used in operating activities
  Proceeds on issue of common shares for
  services rendered                                  179,400           20,400
  Note Receivable Write off                              ---        2,549,398
  Amortization                                         6,823           20,253
  Decrease in accounts receivable                     36,623           13,237
  Increase in Securities Available for Sale           49,365              ---
  Decrease in amount due from Wexcap Group             3,000              ---

  Decrease (Increase) in sundry assets                12,672          (10,065)
  Increase (Decrease) in accounts payable            147,985           (1,589)
                                                ------------     ------------
Cash provided by (used for) operating activities   ($156,684)      $1,267,698
                                                ------------     ------------
Cash flows from financing activities
      Deferred Gain and Loss on sale of subsidiary       ---       (1,961,231)
      Loans due to Officers & Directors            ($309,771)        $265,999
      Promissory note payments received                  ---         $100,000
      Notes Payable                                 (160,006)        $580,125
      Proceeds on issue of common shares         $ 6,641,500        ($145,171)
                                                ------------     ------------
 Cash provided by (used for) financing activities    194,373       (1,160,278)
                                                ------------     ------------
 Cash flows from investing activities
     Long Term Investments                          (162,000)        (289,702)
    Goodwill                                        $172,089          200,000
     Purchase (Disposal) of Capital Assets          $ 15,491          (22,275)
                                                ------------     ------------
Cash provided by (used for) investing activities      25,580         (111,977)
                                                ------------     ------------
    (Increase) in bank indebtedness                   63,269           (4,557)
     Bank (indebtedness),beginning of year          ($61,104)        ($56,547)
                                                ------------     ------------
     Bank balance (indebtedness),end of year         $ 2,165         ($61,104)
                                                ------------     ------------

                           TREASURY INTERNATIONAL, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT January 31, 2002

1.   Nature of business
         Treasury International, Inc., through its wholly owned subsidiary, Retailport.com, Inc., is involved in business to E-Commerce, Web-enabled Publishing and Internet Portal development.

2.  Summary of Significant accounting policies

     a)  Basis of consolidation
         These consolidated financial statements include the accounts of the company and the revenues and expenses Compelis Corporation, it's wholly owned subsidiary up to June 29, 2001, the date of disposition.

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

3.  Securities Available for Sale

         The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at the acquisition cost base which is lower than the fair market value for this reporting period according to the requirements of SFAS 115.

                          TREASURY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT January 31, 2002

Issuer                            Market     Cost   Unreported Gain,  Fair Value
                                                         (Loss)
American Sports History Inc.      OTC BB   $126,411      $23,541       $149,952

Wall Street Financial Corporation OTC BB     $4,060      ($3,260)          $800

Modern Manufacturing, Inc.        OTC BB     $3,915       $2,453         $1,462

Digital Bridge, Inc.              OTC BB    $17,685     ($14,685)       $ 3,000
                                           --------      -------       --------
                                           $152,071       $3,143       $155,214
                                           --------      -------       --------
4.  Long Term Investments

         The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.  Capital Assets
                                     January 31, 2002         January 31, 2001
                                 -------------------------    ----------------
                       Cost      Accumulated      Net book         Net Book
                                 Amortization      value            value

Office equipment      $6,578        $5,827          $751            $6,556
Computer equipment   $13,436        $9,714        $3,722           $20,131
                     -------       -------        ------           -------
                     $20,014       $15,541        $4,473           $26,687
                     -------       -------        ------           -------

6.  Notes payable
         The notes payable consist of the following:

Due Date                                                    Principal Amount
Current (To January 31,2003)-in Default                           $612,605
January 31, 2004                                                       ---
January 31, 2005                                                       ---
January 31, 2006                                                   $50,761
                                                                  --------
Total                                                             $663,366
                                                                  --------
The interest rates on the notes are between 7%-15%.

7.  Outstanding shares

              During the year, the Company reverse split its common stock 100:1

                           TREASURY INTERNATIONAL, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT January 31, 2002




8.  Stock Options

          a) Options to purchase shares have been issued under the Employee Benefit Plan
    Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at January 31, 2002 are as follows:

Year Granted            Expiry Date         Price Range          No. of Shares

November 1, 2001      October 31, 2002          0.11                  410,000
------------------------------------------------------------------------------
Total Outstanding                                                     410,000
------------------------------------------------------------------------------

          b) As at January 31, 2002, 400,000 warrants were issued and exercised at a price of $0.10 per share, 1,097,500 warrants were issued and exercised at a price of $0.16 per share for each warrant owned. An additional 10,000 warrants were issued and exercised at a price of $ 0.04 per share for services rendered. These warrants covered in this plan are exercised over a 3 year period and expire in November 2002.

9.  Contributed surplus
         Contributed surplus represents the premium paid on the issuance of common shares.

10.  Gain on Sale of Subsidiary

         The Company sold its subsidiary, Compelis Corporation during this year.

                               Selling Price         $241,000
                               Cost                  $196,809
                               ------------------------------
                               Gain on sale           $44,191
                               ------------------------------
11.  Income taxes

         As at January 31, 2002 the company had a net operating loss carryover of approximately $6,920,229 expiring in various years through 2016.