Form 10QSB
period 2002-04-30
TREASURY INTERNATIONAL INC
filed 2002-06-19
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

      (X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2002

      ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934.

              For the transaction period from _________to_________

                        Commission File Number: 0-28514


                          TREASURY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            98-0160284
 -------------------------------                           --------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)

                     422 Montana Ave. Libby, Montana  59923
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (406) 293-7299
                                 --------------
                           (Issuer's telephone number)


 ------------------------------------------------------------------------------
(Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X              No ____
    ------

     As of April 30, 2002   4,467,667   shares  of the registrant's common stock
                           -----------
 were outstanding.

Bromberg & Associate                         1183 Finch Ave. West, Suite 305
                                             Toronto, Ontario M3J 2G2
                                             Phone: (416) 663-7521
Chartered Accountants                        Fax:   (416) 663-1546


ACCOUNTANTS' REVIEW REPORT

         Board of Directors and Shareholders
         Treasury International, Inc.


             We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at April 30, 2002, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with the statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

             A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted audited standards, the objective of which is the expression of an opinion.

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

                                                         BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS



            TORONTO, CANADA
            June 13, 2002

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                              AS AT April 30, 2002




ASSETS

                                                 April 30, 2002 January 31, 2002
CURRENT ASSETS
  Bank                                            $     10,670     $      2,165
  Accounts Receivable                                   17,000           10,190
  Securities Available for Sale (Note 3)                22,345          152,071
                                                  ------------     ------------
TOTAL CURRENT ASSETS                              $     50,015     $    164,426

Long Term Investments (Note 4)                         252,041          250,266
Capital Assets (Notes 2c & 5)                            4,044            4,473
                                                  ------------     ------------
TOTAL ASSETS                                      $    306,100     $    419,165
                                                  ============     ============


LIABILITIES

CURRENT LIABILITIES
  Account Payable and Accrued Liabilities         $    280,540     $    300,235
  Current portion of long-term debt (Note 6)           612,605          612,605
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                         $    893,145     $    912,840

Long Term Debt (Note 6)                                 50,761           50,761
Loans Due To Officers & Directors                         --               --
                                                  ------------     ------------
TOTAL LIABILITIES                                 $    943,906     $    963,601
                                                  ============     ============

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                              AS AT April 30, 2002

                              SHAREHOLDER'S EQUITY

                                                 April 30, 2002 January 31, 2002
SHARE CAPITAL

Authorized - 100,000,000 common shares
Issued - 4,467,667 common shares(Note7)           $     39,303     $     39,303

Contributed Surplus (Note 9)                         5,585,680        5,585,680

Deficit                                          (   6,284,534)   (   6,169,419)
                                                  ------------     ------------

TOTAL SHAREHOLDERS EQUITY                        ($    659,551)   ($    544,436)
                                                  ============     ============

Accumulated Other Deficit                        (      21,745)            --
                                                  ------------     ------------

TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                              $    306,100     $    419,165
                                                  ============     ============

                          TREASURY INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT

                 FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2002

                                   (UNAUDITED)


                                                 April 30, 2002   April 30, 2001

Balance, beginning of period                     ($  6,169,419)   ($  5,576,867)

Net (Loss) for the period                        ($    115,115)   ($    132,591)
                                                  ------------     ------------

Balance, end of period                           ($  6,284,534)   ($  5,709,458)
                                                  ------------     ------------

                          TREASURY INTERNATIONAL, INC.


                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS


                 FOR THE THREE MONTH PERIOD ENDED APRIL 30,2002
                                   (UNAUDITED)



                                                 April 30, 2002   April 30, 2001


REVENUE                                           $      7,000     $     42,067
                                                  ------------     ------------

COST OF GOODS SOLD                                        --             41,362
                                                  ------------     ------------

GROSS PROFIT                                      $       7000     $        705


EXPENSES
    Software Development Expense                          --              7,716

    General and administrative                          30,797           74,339
                                                  ------------     ------------
LOSS from operations before under noted items     $     23,797     $     81,350

    Loss on Sale of Shares                              38,498           30,363
    Bad debt expense                                      --             15,645
    Interest Expense                                    30,646              930
    Amortization                                           429            4,303
                                                  ------------     ------------

    LOSS from Operations                          $     93,370     $    132,591
    Other loss principally unrealized losses
      on Securities Available for Sale                  21,745             --
                                                  ------------     ------------

NET LOSS                                          $    115,115     $    132,791
                                                  ============     ============

Income per share                                          0.00             0.00

Weighted average number of Common Shares
   Outstanding                                       4,467,667          947,800

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2002
                                   (UNAUDITED)

                                                 April 30, 2002   April 30, 2001
Cash flows from operating activities
     Net (loss)                                       (115,115)        (132,591)
     Adjustment to reconcile net income to
       net cash used in operating activities
     Amortization                                          429            4,303
     Increase in accounts receivable                    (6,810)          (1,439)
     Decrease in Securities Available for Sale         151,471           11,877
     Decrease in sundry assets                            --              5,735
     Increase (Decrease) in accounts payable           (19,695)          58,767
                                                  ------------     ------------

Net cash used for operating activities                  10,280          (53,348)
                                                  ------------     ------------
Cash flows from financing activities
      Notes Payable
      Long-term debt                                      --              8,581
      Proceeds on issue of common shares                  --             12,400
                                                  ------------     ------------
 Cash provided by financing activities                    --             20,981
                                                  ------------     ------------


 Cash flows from investing activities
     Goodwill
     Purchase of Capital Assets
     Research & Development Costs
     Long Term Investments                              (1,775)          59,186
                                                  ------------     ------------

Cash provided by investing activities                   (1,775)          59,186
                                                  ------------     ------------

 Increase in bank                                        8,505           26,819
Bank (Bank indebtedness), beginning of period            2,165     ($    61,104)
Bank (Bank indebtedness), end of period                 10,670     ($    34,285)
                                                  ------------     ------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2002

1.   Nature of business

     Treasury   International,   Inc.,  through  its  wholly  owned  subsidiary,
     Retailport.com, Inc., is involved in business to E-Commerce, Web-enabled Publishing and Internet Portal development.

2.   Summary of Significant accounting policies

     a)  Basis of consolidation
         These consolidated financial statements include the accounts of the company and the revenues and expenses.

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

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2002



3.   Securities Available for Sale

     The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period according to the requirements of SFAS 115.


Issuer                              Market        Cost    Unreported  Fair Value
                                                         Gain, (Loss)

Wall Street Financial Corporation   OTC BB    $  4,060   ($  3,660)    $    400

Tantivy Group Inc.                  OTC BB    $ 17,685   ($ 17,485)    $    200
                                              --------    --------     --------

                                              $ 21,745   ($ 21,145)    $    600
                                              ========    ========     ========

4.   Long Term Investments

     The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.   Capital Assets

                                                April 30, 2002  January 31, 2002
                           Cost    Accumulated      Net book       Net Book
                                  Amortization        value           value


Office equipment      $   6,578      $   5,977      $     601      $     751
Computer equipment    $  13,436      $   9,993      $   3,443      $   3,722
                      ---------      ---------      ---------      ---------
                      $  20,014      $  15,970      $   4,044      $   4,473
                                                                   ---------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT April 30, 2002



6.   Notes payable

     The notes payable consist of the following:

     Due Date                                  Principal Amount

     Current (To April 30,2004)- in Default      $ 612,605
     April 30, 2004                                    ---
     April 30, 2005                                    ---
     April 30, 2006                              $  50,761
                                                 ---------
     Total                                       $ 663,366
                                                 ---------

     The interest rates on the notes are between 7%-15%.

7.   Stock Options

     a) Options to purchase shares have been issued under the Employee Benefit Plan Registration Statement, registered February 25, 1998, to officers and key employees of the company and its subsidiary. Options outstanding at April 30, 2002 are as follows:

 Year Granted             Expiry Date           Price Range       No. of Shares
 -------------------------------------------------------------------------------
 November 1, 2001      October 31, 2002            0.11                410,000
 -------------------------------------------------------------------------------
 Total Outstanding                                                     410,000
 -------------------------------------------------------------------------------


     b) As at April 30,2002, 400,000 warrants were issued and exercised at a price of $0.10 per share, 1,097,500 warrants were issued and exercised at a price of $0.16 per share for each warrant owned. An additional 10,000 warrants were issued and exercised at a price of $ 0.04 per share for services rendered. These warrants covered in this plan are exercised over a 3 year period and expire in November 2002.


8.   Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT April 30, 2002


9.   Income taxes

     As at April 30, 2002 the company had a net operating loss carryover of approximately $7,035,344 expiring in various years through 2016.

10.  Subsequent Events

     Subsequent to April 30,2002, the Company acquired all of the issue and outstanding interests in American Sports Academy, LLC ("ASA") in exchange for: (i) 100,000 shares of the Company's Common Stock, (ii) a $100,000 Promissory Note payable in two years with interest at seven percent per-annum, and (iii) five percent of the net profits earned by ASA, payable semi-annually, up to an aggregate amount of $500,000.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview

     Treasury International, Inc.'s (the "Company") objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

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

Three Month Period Ended April 30, 2002

     Revenues from operations for the three month period ended April 30, 2002 were $7,000 as compared to $42,067 for the three month period ended April 30, 2001, a decrease of $35,067. Operating revenues include only stock sales since there were no product sales activities completed during the three month period ended April 30, 2002.

     Since no products were sold during the first quarter of 2002, the cost of goods sold was $0.00 of operating revenues for the three month ended April 30, 2002, as compared to $41,362 of operating revenues for the three month ended April 30, 2001. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

     General and administrative expenses decreased to $30,797 for the three month period ended April 30,2002, as compared to $74,339 for the three month period ended April 30, 2001 due to the sale of the Company's Compelis subsidiary in August, 2001. General and administrative costs include the normal costs associated with the ongoing operations and administration of a public company.

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

     As a result of the foregoing factors, the Company recorded a loss of $115,115 for the three month ended April 30,2002, as compared to a loss of $132,791 for the three month ended April 30, 2001.

Liquidity and Capital Resources

     The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through April 30, 2002. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, increase its current lending facilities, or seek project-specific financings. There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

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

              (b) Form 8-K filed August 7th, 2001

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.

Dated:  June 19, 2002                   By /s/ Dale Doner
                                           -------------------------------------
                                               Dale Doner, President


Dated:  June 19, 2002                   By /s/ Kristina Sickels
                                           -------------------------------------
                                               Kristina Sickels, Chief Financial
                                               Officer