Form 10QSB
period 2002-07-31
TREASURY INTERNATIONAL INC
filed 2002-09-16
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                           Commission File No. 0-28514


                          Treasury International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   98-0160284
   -------------------------------            --------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

          422 Montana Ave.
           Libby, Montana                                  59923
 --------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

                                 (406) 293-7299
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |X| No |_|

State issuer's revenues for its most recent fiscal quarter:       $   206,048

State the aggregate market value of voting and non-voting
stock  held by non-affiliates at July 31, 2002:                   $ 1,140,000

Number of shares of Common Stock outstanding as of July 31, 2002:   5,332,639

Bromberg & Associate                          1183 Finch Ave. West, Suite 305
                                              Toronto, Ontario M3J 2G2
                                              Phone: (416) 663-7521
Chartered Accountants                         Fax: (416) 663-1546



     Board of Directors and Shareholders
     Treasury International, Inc.

             We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at July 31, 2002, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with the statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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

                                              BROMBERG & ASSOCIATE
                                              CHARTERED ACCOUNTANTS



            TORONTO, CANADA
            September 10, 2002

                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL STATEMENT                                           2

    ITEM 1 - FINANCIAL STATEMENTS                                      2

        Consolidated Balance Sheets as of
           January 31, 2002 and July 31, 2002                          4

        Consolidated Statements of Operations
           for the Three and Six Months Ended
           July 31, 2001 and July 31, 2002                             5

        Changes in Shareholders' Equity (Unaudited)                    6

        Consolidated Statements of Cash Flows (Unaudited)              7

        Notes to Consolidated Financial Statements                  8-10

    ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
           OPERATION                                               11-13

PART II - OTHER INFORMATION                                           14

SIGNATURES                                                            14

EXHIBITS                                                              14

                  TREASURY INTERNATIONAL, INC. AND SUBSIDIARYS
                           CONSOLIDATED BALANCE SHEETS



                                               January 31,        July 31,
                                                    2002             2002
                                              --------------    -------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash                                       $        2,165    $      91,092
                                              --------------    -------------
   Other receivable                                   10,190           19,574

   Securities Available for Sale Note 3)             152,071           54,060
                                              --------------    -------------
Total current assets                                 164,426          164,726
                                              --------------    -------------
Goodwill                                              ---             292,239
Loan Receivable                                       ---             140,205
Long Term Investments (Note 4)                       250,266          255,827
Capital Assets (Note 2c & 5)                           4,473           12,873
                                              ==============    =============
Total assets                                  $      419,165    $     865,870
                                              ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable and Accrued Liabilities    $      300,235    $     207,161
  Current portion of long-term debt(Note 6)          612,605          361,250
                                               --------------     ------------
Total current liabilities                            912,840          568,411

Long Term Debt (Note 6)                               50,761          401,756
                                                   =========        =========
Total liabilities                                    963,601          970,167

Shareholders' Deficit
  Common stock; par value $0.01 per share,
    100,000,000 shares authorized and
    4,467,667 and 5,332,639 shares issued
    and outstanding, respectively                     39,303           47,953
  Contributed Surplus                              5,585,680        6,402,002

  Accumulated deficit                             (6,169,419)      (6,558,312)
                                               -------------    -------------
Total shareholders' equity                          (544,436)        (108,357)
                                               -------------    -------------
Accumulated Other Deficit                              ---              4,060

Total liabilities and shareholders' equity     $     419,165    $     865,870
                                               =============    =============

                 See accompanying notes to financial statements

                  TREASURY INTERNATIONAL, INC. AND SUBSIDIARYS

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                  Three Months Ended July 31,     Six Months Ended July 31,
                                 ----------------------------   ----------------------------
                                      2001           2002           2001            2002
                                 -------------  -------------   -------------  -------------
                                  (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Revenue                          $     42,067   $    206,048    $     42,067   $   213,048

Cost of goods sold                     41,362           ---           41,362          ---

Gross Profit                              705        206,048             705       213,048

Expense

Software Development Expense            7,716           ---            7,716          ---

General and administrative            428,494        491,986         502,833       522,783
                                  -----------        --------       --------       --------

Loss from operations                  435,505        285,938         516,855       309,735
                                  -----------        --------       --------       --------

Loss on Sale of Shares                 34,391         66,076          64,754       104,574

Bad debt expense                       15,645           ---           15,645          ---

Interest Expense                      120,829         32,185         121,759        62,831

Amortization                            4,582            634           8,885         1,063
                                 ------------   ------------    ------------   ------------
                                      175,442         98,895         226,683       168,468
                                 ------------   ------------    ------------   ------------
LOSS from Operations                  566,761        384,833         699,352       478,203
                                 ------------   ------------    ------------   ------------

Other loss principally unrealized
Losses on securities for sale            ---          4,060             ---         25,805

(Gain)on sale of Subsidiary           (44,191)          ---          (44,191)         ---

Net Loss                              566,761        388,893         699,352       504,008

Income per share                         0.00           0.00            0.00          0.00

                                 ------------   ------------    ------------   ------------
Weighted average number of
   common shares outstanding        2,105,605      5,332,639         947,800     5,332,639
                                 ============   ============    ============   ============


                 See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.

                         CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTH PERIOD ENDED July 31, 2002

                                   (UNAUDITED)

                                               COMMON    CONTRIBUTED    PAID-IN
                                               SHARES      SURPLUS      CAPITAL
                                             ---------   -----------  ----------

Balance - January 31, 2002                   4,467,667   $5,585,680   $   39,303
               (Note 7)

Issued 150,000 shares of common                150,000      148,500        1,500
Stock in consideration for the receipt
of $150,000

Issued 199,972 shares of common                199,972      197,972        2,000
Stock in consideration for the reduction in accounts payable of $199,972

Issued 380,000 shares of common                380,000      236,200        3,800
stock in consideration for consulting
services of $240,000

Issued 35,000 shares of common                  35,000       34,650          350
Stock in consideration for $62,500
Payment on Loan

Issued 100,000 shares as part of the           100,000      199,000        1,000
purchase of American Sports
Academy LLC
                                             ---------   -----------  ----------
Balance-July 31,2002                         5,332,639   $6,402,002   $   47,953
                                             ---------   -----------  ----------

















                 See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)



                                                      Six Months Ended July 31,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                           $   (566,761)  $   (388,893)
 Adjustments to reconcile net loss to net cash
  provided(used in)operating activities:
   Amortization                                           44,582            634
   Decrease in accounts receivable                        46,813         10,190
   Increase (Decrease) in Securities Available
     for Sale                                            (54,370)       102,071
   Decrease in sundry assets                             ( 4,304)       (19,574)
   (Decrease) in accounts payable                       (131,901)       (93,074)
                                                    ------------   ------------
Net cash used in operating activities                   (705,941)      (388,646)
                                                    ------------   ------------
Cash flows from financing activities:
 Loan receivable                                            ---        (140,205)
 Loan payable to officers & directors                   (309,771)          ---
 Notes Payable                                           225,195         99,640
 Proceeds on issue of common shares                      783,150        824,972
                                                     ------------   ------------
Cash provided by financing activities                    698,574        784,407
                                                     ------------   ------------
Cash flows from investing activities:
 Goodwill                                                172,089       (292,239)
 Purchase (Disposal) of Capital Assets                    24,773         (9,034)
 Long Term Investments                                      ---          (5,561)
                                                    ------------   ------------
Net cash provided by investing activities                196,862       (306,834)
                                                    ------------   ------------
Increase in bank                                         189,495         88,927
Bank (Bank indebtedness),beginning of period             (61,104)         2,165
Bank, end of period                                      128,391         91,092











                 See accompanying notes to financial statements

                           TREASURY INTERNATIONAL, INC
                          NOTES TO FINANCIAL STATEMENTS


1.   Nature of business

     Treasury International, Inc., through its wholly owned subsidiaries is involved in various businesses. Retailport.com, Inc., is involved in business to E-Commerce, creative design and layouts for websites. Tymex Courier Ltd. is a freight forwarding and delivery business. American Sports Academy LLC. is a service center provider of sports education and instructions to multi sport camps and clinics.

2.   Summary of Significant accounting policies

     a) Basis of consolidation

        These consolidated financial statements include the accounts of the company and it subsidiaries and the revenues and expenses of its subsidiaries since the date of purchase.

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

     c) Capital assets

        Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

             Office equipment                         -20% diminishing balance
             Computer equipment                       -30% diminishing balance

     d) Revenue Recognition

        Revenue is recognized when customers are pay for products shipped by the company.

     e) Income per share

        Income per share is calculated based on the weighed average number of shares outstanding during the period.

     f) General

        These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

     g) Subsidiaries

        During the period, the Company acquired all of the issued and outstanding interests in American Sports Academy, LLC ("ASA") in exchange for: (i) 100,000 shares of the Company's Common Stock, (ii) a $100,000 Promissory Note payable in two years with interest at seven percent per-annum, and (iii) five percent of the net profits earned by ASA, payable semi-annually, up to an aggregate amount of $500,000.

     h) During the period, the company incorporated a company, Tymex Courier Ltd.and owns all the outstanding and issued shares.

3.   Securities Available for Sale

     The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period according to the requirements of SFAS 115.


Issuer                              Market     Cost     Unreported   Fair Value
                                                        Gain, (Loss)
Wall Street Financial Corporation   OTC BB    $4,060     ($4,060)        N/L
Modern Manufacturing Inc.           OTC BB   $50,000        ---       $50,000
                                    --------------------------------------------
                                             $54,060     ($4,060)     $50,000
                                    --------------------------------------------

4.   Long Term Investments

     The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.   Capital Assets
                                         July 31, 2002          January 31, 2002
                    ------------------------------------------------------------
                       Cost        Accumulated      Net book        Net Book
                                   Amortization      value            value
                    ------------------------------------------------------------

Office equipment     $6,578             $6,002         $576            $751
Computer equipment  $13,436            $10,173       $3,263          $3,722
                    ------------------------------------------------------------
                    $20,014            $16,175       $3,839          $4,473
                    ------------------------------------------------------------

6.   Notes payable

     The notes payable consist of the following:

Due Date                                               Principal Amount
In Arrears                                                  $160,000
Current (To July 31,2003)                                   $201,250
July 31, 2004                                               $328,749
July 31, 2005                                                $73,007
                                                            --------
Total                                                       $763,006
                                                            --------
The interest rates on the notes are between 7%-15%.

7.   Contributed surplus

     Contributed surplus represents the premium paid on the issuance of common shares.

8.   Income taxes

     As at July 31, 2002 the company had a net operating loss carryover of approximately $6,558,312 expiring in various years through 2016.

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
           MANAGEMENT,S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION



ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview
--------

     Treasury International, Inc. (the "Company") is a company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

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

     The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Retailport.com, Inc. The Company also owns the following suite of proprietary software assets and activities known as the Active Business

Solutions: ActiveRMS, ActiveCommerce. Reatailport.com, Inc. has provided many services such as Development, online registration with parent validation,
Equipment: servers to host websites, Training and Setup: setup client and deliver 1 day training in a variety of locations, Logos and Websites: creative design and layouts for websites.

The Company's subsidiary American Sports Academy LLC. (ASA LLC), is a service center provider of sports education and instructions to multi sport camps and clinics. ASA LLC currently has a team of highly qualified sports educators who provides hands on, professionally led sports instruction to children ages 5 to15 years old and invaluable training to coaches throughout the New York Metropolitan. ASA LLC has selected ActiveRMS to automate and transform their practices. This system will significantly increase their ability to expand the business model nationwide more effectively and efficiently.

     Another subsidiary of the Company, Tymex Courier Ltd. a freight forwarding activity will pursue installing ActiveRMS to brand identify a software solution for efficient activities meanwhile increasing a competitive advantage by automating their system to give accurate data and delivery service nationwide.


Six Month Period Ended July 31, 2002
------------------------------------

     Revenues from operations for the six month ended July 31, 2002 were $213,048 as compared to $42,067 for the six month ended July 31, 2001, an increase of $170,981. This is due to the revenues generated of the acquisition of ASA LLC of May 2,2002. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

     General and administrative expenses increased to $522,783 for the six month ended July 31,2002, as compared to $502,833 for the six month ended July 31,2001. Due to the purchase of ASA LLC, the formation of Tymex Courier Ltd., and ongoing supporting technology development at Retailport.com Inc. the general and administrative costs of employees and office administrative expenses are growing and producing activity at the Company.

     The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement. As a result of the foregoing factors, the Company recorded a loss of $478,203 for the six month ended July 31,2002, as compared to a loss of $699,352 for the six month ended July 31, 2001.

                  TREASURY INTERNATIONAL, INC AND SUBSIDIARY'S
                                PLAN OF OPERATION


Liquidity and Capital Resources
-------------------------------

     The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through the next reporting period. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, increase its current lending facilities, or seek project-specific financings. There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

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

                  TREASURY INTERNATIONAL INC. AND SUBSIDIARY'S
                                OTHER INFORMATION


         PART 11.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                  None

              (b) Form 8-K filed

                  None



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                                  TREASURY INTERNATIONAL, INC.


Dated:  September 13, 2002                        By /s/ Dale Doner
                                                    ----------------------------
                                                    Dale Doner, President


Dated:  September 13, 2002                        By /s/ Kristina Sickels
                                                    ----------------------------
                                                    Kristina Sickels,
                                                    Chief Financial Officer

                          TREASURY INTERNATIONAL, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In Connection with the quarterly report of Treasury International, Inc. (the "Company") on Form 10-QSB for the period ending July 31 ,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale Doner, President of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








                             /s/ Dale Doner
                             --------------------------------
                             Dale Doner
                             President
                             Treasury International, Inc.

                             September 13, 2002

                          TREASURY INTERNATIONAL, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In Connection with the quarterly report of Treasury International, Inc. (the "Company") on Form 10-QSB for the period ending July 31 ,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kristina Sickels, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








                             /s/ Kristina Sickels
                             --------------------------------
                             Kristina Sickels
                             Chief Financial Officer
                             Treasury International, Inc.

                             September 13, 2002