Form 10QSB
period 2002-10-31
TREASURY INTERNATIONAL INC
filed 2002-12-19
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                           Commission File No. 0-28514


                          Treasury International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   98-0160284
    ------------------------------             ------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

    422 Montana Ave., Libby, Montana                       59923
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                                (406) 293-7299
              --------------------------------------------------
             (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

State issuer's revenues for its most recent fiscal quarter: $ 259,758

State the aggregate market value of voting and non-voting stock held by non-affiliates: $1,140,000 at October 31, 2002

Number of shares of Common Stock outstanding as of October 31, 2002: 5,657,518

Bromberg & Associate                          1183 Finch Ave. West, Suite 305
                                              Toronto, Ontario M3J 2G2
                                              Phone: (416) 663-7521
Chartered Accountants                         Fax: (416) 663-1546



     Board of Directors and Shareholders
     Treasury International, Inc.


              We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at October 31, 2002, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with the statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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


                              BROMBERG & ASSOCIATE
                              CHARTERED ACCOUNTANTS



            TORONTO, CANADA
            December 9, 2002

                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL STATEMENT                                           2

    ITEM 1 - FINANCIAL STATEMENTS                                      2

        Consolidated Balance Sheets as of
        October 31, 2002                                               3

        Consolidated Statements of Operations
           for the Three and Nine Months Ended
           October 31,2002                                             4

        Consolidated Statements of Cash Flows (Unaudited)              5

        Notes to Consolidated Financial Statements                   6-8

    ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
              OPERATION                                             9-11


PART II - OTHER INFORMATION                                           12

SIGNATURES                                                            12

EXHIBITS                                                              13

                  TREASURY INTERNATIONAL, INC. AND SUBSIDIARYS
                           CONSOLIDATED BALANCE SHEETS



                                               January 31,        October 31,
                                                    2002             2002
                                              --------------    -------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash                                       $        2,165    $      38,053

   Other receivable                                   10,190            ---

   Securities Available for Sale Note 3)             152,071           84,960
                                              --------------    -------------
Total current assets                                 164,426          123,013

Goodwill                                              ---             292,239
Loan Receivable                                       ---              37,380
Long Term Investments (Note 4)                       250,266          259,827
Capital Assets (Note 2c & 5)                           4,473           16,197
                                              ==============    =============
Total assets                                  $      419,165    $     728,656
                                              ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable and Accrued Liabilities    $      300,235    $      68,958
  Current portion of long-term debt(Note 6)          612,605          324,600
                                               --------------     ------------
Total current liabilities                            912,840          393,558

Long Term Debt (Note 6)                               50,761          246,818
                                                   =========        =========
Total liabilities                                    963,601          640,376
                                                   ---------        ---------
Shareholders' Deficit
  Common stock; par value $0.01 per share,
    100,000,000 shares authorized and
    4,467,667 and 5,657,518 shares issued
    and outstanding, respectively                     39,303           51,202
  Contributed Surplus                              5,585,680        6,925,485

  Accumulated deficit                             (6,169,419)      (6,948,167)
                                               -------------    -------------
Total shareholders' equity                          (544,436)          28,520
                                               -------------    -------------
Accumulated Other Deficit                              ---             59,760
                                               -------------    -------------
Total liabilities and shareholders' equity     $     419,165    $     728,656
                                               =============    =============


See accompanying notes to financial statements

                  TREASURY INTERNATIONAL, INC. AND SUBSIDIARYS

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                             Three Months Ended October 31,    Nine Months Ended October 31,
                             ------------------------------    ---------------------------
                                      2001           2002            2001          2002
                               -------------   ------------    ------------  ------------
                                  (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
Revenue                        $       ---     $    259,758    $     42,067  $    465,806

Cost of goods sold                     ---           ---             41,362         ---
                               -------------   ------------    ------------  ------------
Gross Profit                           ---          259,758             705       465,806
                               -------------   ------------    ------------  ------------
Expense

Software Development Expense           ---            ---             7,716          ---

General and administrative            31,046        538,989         459,540     1,030,975
                               -------------   ------------    ------------  ------------

Loss from operations before
Under noted items                     31,046        279,231         466,551       565,169


Loss(Gain)on Sale of Shares          (14,051)         ---            20,340        66,076

Bad debt expense                       ---            ---            15,645         ---

Interest Expense                     (42,131)        54,290          78,698        86,475

Amortization                           1,918            634           6,500         1,268
                               -------------   ------------    ------------  ------------
LOSS(Gain)from Operations            (23,218)       334,155         587,734       718,988


Other loss principally unrealized
Losses on securities for sale          ---           55,700           ---          59,760

(Gain) on sale of Subsidiary           ---            ---           (44,191)        ---
                               -------------   ------------    ------------  ------------
Net Loss (Gain)                      (23,218)       389,855         543,543       778,748
                               -------------   ------------    ------------  ------------
Income per share                        0.00           0.00            0.00          0.00

                               -------------   ------------    ------------  ------------
Weighted average number of
   common shares outstanding       4,421,216      5,447,599       4,421,216     4,997,082
                               =============   ============    ============  ============


See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)



                          Nine Months Ended October 31,
                                                    ----------------------------
                                                         2001           2002
                                                    -------------  -------------
                                                      (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                           $   (543,543)  $   (778,748)
 Adjustments to reconcile net loss to net cash
  provided(used in)operating activities:
   Amortization                                            6,500          1,268
   Decrease in accounts receivable                        46,813         10,190
   Increase (Decrease) in Securities Available for Sale   26,885        126,871
   Decrease in sundry assets                               9,922          ---
   (Decrease) in accounts payable                       (115,451)      (231,277)
                                                    ------------   ------------
Net cash used in operating activities                   (568,874)      (871,696)
                                                    ------------   ------------
Cash flows from financing activities:
 Loan receivable                                           ---          (37,380)
 Loan payable to officers & directors                   (309,771)         ---
 Notes Payable                                           227,592        (91,948)
 Proceeds on issue of common shares                      783,150      1,351,704
                                                     ------------   ------------
Cash provided by financing activities                    700,971      1,222,376
                                                     ------------   ------------
Cash flows from investing activities:
 Goodwill                                                172,089       (292,239)
 Purchase (Disposal) of Capital Assets                    23,073        (12,992)
 Long Term Investments                                  (162,000)        (9,561)
                                                    ------------   ------------
Net cash provided by investing activities                 33,162       (314,792)
                                                    ------------   ------------
Increase Decrease in bank indebtedness                    38,307         35,888
Bank (Bank indebtedness),beginning of period             (61,104)         2,165
                                                    ------------   ------------
Bank(indebtedness),end of period                         (22,797)        38,053









See accompanying notes to financial statements

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


1.  Nature of business

         Treasury International, Inc., through its wholly owned subsidiaries is involved in various businesses. Retailport.com, Inc., provides services of creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client technology solutions. American Sports Academy LLC. is a service center provider of sports education and instructions to multi sport camps and clinics. T-Ball USA Academy Inc. develops, markets and operates various programs related to the sport of Tee ball.


2.  Summary of Significant accounting policies

     a) Basis of consolidation
            These consolidated financial statements include the accounts of the company and its subsidiaries and the revenues and expenses of its subsidiaries since the date of purchase.

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

     c) Capital assets

            Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

               Office equipment                  -20% diminishing balance
               Computer equipment                -30% diminishing balance

     d) Revenue Recognition
            Revenue is recognized when customers are invoiced then pay for products shipped by the company.

     e) Income per share
            Income per share is calculated based on the weighed average number of shares outstanding during the period.

     f) General
            These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP), as they relate to these financial statements.

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


     g) Subsidiaries
            During the previous period, the Company incorporated Tymex Courier Ltd. and owned all the outstanding and issued shares. Projections and representations made to the Board of Directors in July of 2002, and results of operations, made it apparent by the period end that Tymex Courier Ltd was unsuitable as a project to receive the Company's support. Concurrently Lawrence Zeiben resignation was accepted immediately as of October 21,2002. The losses acquired by the Company are reported.


3.  Securities Available for Sale

         The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale are recorded at their fair market value for this reporting period according to the requirements of SFAS 115.


 Issuer                                Market     Cost   Unreported   Fair Value
                                                         Gain, (Loss)
 Wall Street Financial Corporation     OTC BB    $4,060      ($4,060)     N/L
 Modern Manufacturing Inc.             OTC BB   $80,900     ($55,700)   $25,200
 -------------------------------------------------------------------------------
                                                $84,960     ($59,760)   $25,200
 -------------------------------------------------------------------------------


4.  Long Term Investments

         The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.


5.  Capital Assets
                                  October 31, 2002              January 31, 2002
 -------------------------------------------------------------------------------
                       Cost        Accumulated      Net book         Net Book
                                   Amortization      value            value
 -------------------------------------------------------------------------------
 Office equipment    $23,505            $9,592       $13,913              $751
 Computer equipment  $13,436           $11,152        $2,284            $3,722
 -------------------------------------------------------------------------------
                     $36,941           $20,744       $16,197            $4,473
 -------------------------------------------------------------------------------

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



6.  Notes payable

         The notes payable consist of the following:

Due Date                                                  Principal Amount
In Default                                                     $150,000
Current (To October 31,2003)                                   $174,600
October 31, 2004                                               $246,818
                                                               --------
Total                                                          $571,418
                                                               ---------
The interest rates on the notes are between 7%-15%.


7.  Contributed surplus

         Contributed surplus represents the premium paid on the issuance of common shares.


8.  Income taxes

         As at October 31, 2002 the company had a net operating loss carryover of approximately $6,948,167 expiring in various years through 2016.

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

     The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Retailport.com, Inc. The Company also owns the following suite of proprietary software assets and activities known as the Active Business
Solutions: ActiveRMS, ActiveCommerce. Retailport.com, Inc. has provided many services such as Development: online registration with parent validation.
Equipment: servers to host websites. Training and Setup: setup client and deliver 1 day training in a variety of locations. Logos and Websites: creative design and layouts for websites.

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


     The Company's subsidiary American Sports Academy LLC. (ASA LLC), is a service center provider of sports education and instructions to multi sport camps and clinics. ASA LLC currently has a team of highly qualified sports educators who provides hands on, professionally led sports instruction to children ages 5 to 15 years old and valuable training to sports educaters throughout the New York Metropolitan area. ASA LLC has selected ActiveRMS to automate and transform their practices. This system will significantly increase their ability to expand the business model nationwide more effectively and efficiently.

     Another subsidiary of the Company is T-Ball USA Academy. T-Ball USA Academy provides camps, clinics, logo-bearing products, printed material, instructional videos, national corporate sponsorships and other ventures related to youth and senior participation in the sport of Tee ball. Tee ball is the entry sport to baseball and softball for young players four to eight years old. T-Ball USA Academy continues to develop, market and operate various programs related to the sport of Tee ball. T-Ball USA Academy has employed Retailport.com to provide the technology needed for their online registration and Ecommerce initiatives.


Nine Month Period Ended October 31, 2002
----------------------------------------

     Revenues from operations for the nine month ended October 31, 2002 were $465,806 as compared to $42,067 for the nine month ended October 31, 2001, an increase of $423,739. This increase is due to the revenues generated by ASA LLC during the period beginning May 2, 2002. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

     General and administrative expenses increased to $1,030,975 for the nine month ended October 31,2002, as compared to $459,540 for the nine month ended October 31,2001. The increase and expenses were due to the purchase of ASA LLC, the formation of T-ball USA Academy, and ongoing supporting technology development at Retailport.com Inc. and increase of employees.

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

     As a result of the foregoing factors, the Company recorded a loss of $718,988 for the nine months ended October 31,2002, as compared to a loss of $587,734 for the nine months ended October 31, 2001, primarily due to acquisition costs.

                   TREASURY INTERNATIONAL INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


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

                  TREASURY INTERNATIONAL INC. AND SUBSIDIARY'S
                                OTHER INFORMATION


         PART II.  OTHER INFORMATION

         Item 5.   Other information

                   Controls and Procedures

                    In the 90 day period before the filing of this report, the chief executive and the chief financial officers of the company have evaluated the effectiveness of the company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed by the company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to company management, including the chief executive and chief financial officers of the company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

         Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits- 99.1 Certification of President
                                   Re: Sarbanes-Oxley Act of 2002

                              99.2 Certification of Chief Financial Officer
                                   Re: Sarbanes-Oxley Actof 2002

              (b)   Form 8-K filed-none



SIGNATURES
----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                          TREASURY INTERNATIONAL, INC.

Dated: December 18, 2002            By /s/ Dale Doner
                                       -----------------------------------------
                                       Dale Doner, President


Dated: December 18, 2002            By /s/ Kristina Sickels
                                       -----------------------------------------
                                       Kristina Sickels, Chief Financial Officer