Form 10KSB
period 2003-01-31
TREASURY INTERNATIONAL INC
filed 2003-05-19
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2003 OR

      [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-28514



                          TREASURY INTERNATIONAL, INC.
                -------------------------------------------------
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

                                  406.293.7299
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
          Title of each class Name of each exchange on which registered
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_].

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's revenues for the twelve months ended January 31, 2003 were $598,626.

As of January 31, 2003, 5,821,853 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 2003 was $5,608,567.50.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

ITEM 1. Description of Business Overview

Treasury International Inc.'s focus is the development and acquisition of proprietary assets in vertical markets that offer significant growth potential. Treasury's mandate is to enhance shareholder value through an asset management and acquisition strategy that targets companies where Treasury's management, shareholders and corporate structure can be leveraged to improve strategic market position, asset productivity and growth potential.

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

On October 30, 1996, the Company acquired all of the issued and outstanding common shares of Megatran, a Canadian company based in metropolitan Toronto, Ontario that owns all of the issued and outstanding common stock of Mega Blow Moulding Limited ("Mega Blow"). The purchase price for the Megatran shares was $2,863,182, of which
                                        2

$2,111,302 was paid in cash and he balance was paid by delivery of debentures in the original principal amount of $751,880, which delivery of debentures are convertible into shares of the Company's common stock. On December 1, 1998, the Company sold all of its indirect equity interest in Mega Blow for $5,100,000, of which $250,000 was paid in cash, $850,000 is held as a note receivable to be paid directly to Mega Blow's bank to repay its line of credit and the remaining $4,000,000 was evidenced by a promissory note.

On February 25, 1997 the Company acquired all of the outstanding capital stock of Silver 925, Inc. ("Silver"), a Florida corporation based in Miami, at an aggregate purchase price of $2,000,000 of which $200,000 was due as a cash payment over a five-year period and $1,800,000 was to be paid in shares of Treasury's common stock. On September 19, 1997, the Company entered into an Agreement with James Hal, Silver and each of Moche Bendayan, Salomon Bendayan and Edward Kozial (collectively, the "Purchaser'), pursuant to which the Company resold to the Purchasers all of the outstanding shares of Silver's common stock (the "Silver Shares"). In consideration for the repurchase of the Silver Shares and in settlement of all obligations of the Company and James Hal under the terms of that certain Agreement dated as of June 18, 1996, as amended as of February 25, 1997, the Company issued to the Purchasers an aggregate of 752,500 shares of the Company's common stock.

On May 7, 1999, Treasury completed the purchase of Pioneer Media Group ("Pioneer"), a company that provided technology based marketing solutions (print and Internet catalogs and end to end e-commerce enterprise solutions), digital asset management and creative design for business-to-business communication. On October 4, 1999 the name of Pioneer Media Group was changed to Compelis Corporation.

On December 1, 1999, the Company entered into an agreement to purchase certain proprietary software assets, code and licenses from Virtual Systems Solutions Inc. for an aggregate price of $182,446 plus additional development cost in the amount of $55,839. The payment terms were equal payments of $25,000 in each of November 1999, December 1999 and January 2000; with a final payment of $163,285 due on February 29, 2000.

On July 27, 2001, the Company sold its subsidiary, Compelis Corporation, to Twelve Stones Corporation, a corporation principally owned by the Company's former Chief Financial Officer and director. In exchange for all of its shares of Compelis, the Company received from Twelve Stones $22,000 CDN plus the return of 32,000 shares of Common Stock of the Company owned by Twelve Stones valued at $100,000. In addition, Twelve Stones also assumed the responsibility for all of the Compelis liabilities of approximately $150,000. Further more as part of the sale of Compelis, the Company retained the Active RMS and Active Commerce Software product and transferred them to its wholly owned subsidiary Retailport.com, Inc. The ActiveRMS product is based on the leading, open system technology (Microsoft Commercial Internet Systems, "MCIS"), industry proven methodology.

The Company's principal reporting office is located at 422 Montana Avenue, Libby, Montana 59923, and its telephone number is (406) 293-7299. The Company's email address is treyinvestor@adelphia.net.

Corporate Summary and Growth Strategies

Since the sale of its primary business in July 2001, Treasury began, again, to pursue its mandate, "to create shareholder value by acquiring and/or building companies or proprietary assets that provide revenue opportunities and yield long-term growth potential in asset value." In this regard the Company has created two companies Retailport.com, Inc. and T-Ball USA Academy Inc. The Company also acquired two businesses American Sports Academy LLC and Raceaway Hospitaliy, Inc.

Retailport.com, Inc.
--------------------
The current activities of Retailport.com include consultation, analysis, design, development and delivery of internet-based solutions for simple to complex business processes. Retailport.com achieved many successful results through careful planning and implementation of online transactions with real-time payment validation, transactional web applications that interact with legacy systems, creative design and layout for web applications. ActiveCommerce is based on Microsoft's industry leading MS SQL database, industry-specific architecture and Internet Commerce Technology. ActiveCommerce is an advanced Internet commerce-enabled product catalog that allows customers to navigate through its product offerings and then view or print in-depth product knowledge, as well as conduct numerous transactional processes such as: E-Catalog - display even the most complex of products utilizing a dynamic industry specific database structure allowing for unlimited categorization, the use of an item matrix to present "sku" variations such as color, size, depth, width, diameter, weight, clarity, etc. Associate item pictures, product specification sheets, description and selling features as well as related products; E-Commerce - Allow customers to select items from your catalog and add them directly to the order desk. Select shipping location and accept payment by Visa, MasterCard, Amex and other tender methods - with online payment authorization; E-Business - Customers can now request price and availability quotes online freeing up order desk resources.

The products enable sites to auction products, accept bids, and determine winners. Users can set reserve prices, minimum bids, start and end dates, bid increments, and resolve bid conflicts. Users can also notify auction participants of important news via DHTML, HTML, or e-mail at any interval. Other types of services include hosting of simple to complex web-based solutions, set-up, training and support of in-house and third party applications.

American Sports Academy LLC
---------------------------
In April 2002, the Company acquired all of the issued and outstanding interests in American Sports Academy, LLC ("ASA") in exchange for: (i) 100,000 shares of the Company's Common Stock, (ii) a $100,000 Promissory Note due in two years with interest at seven percent per annum, and (iii) five percent of the net profits earned by ASA, payable semi-annually, up to an aggregate amount of $500,000.

ASA provides multi-sport youth instructional programs throughout Long Island, New York. ASA currently has over 40 camps in five sports, e.g. baseball, softball, soccer, wrestling and lacrosse, which are offered to children ages 5 through 15.

The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. The sports camps are seasonal and operate in a series of one to two week sessions. The Company also intends to offer on-line, year-round training and is currently discussing the use of certain indoor facilities.

The Company intends to continue its operations on Long Island and enter into new markets, some of which contain entrenched local competitors. The Company plans to gain market share in such areas by promoting experienced management of other sports camps. Additionally, the Company may seek to retain the services of local talent through an alliance or otherwise.

T-Ball USA Academy, Inc.
------------------------
On September 10, 2002, Treasury incorporated in Nevada a wholly owned subsidiary called T-Ball USA Academy Inc. It will provide sport camps and sport clinics, along with logo-bearing products, printed material, instructional videos, national corporate sponsorships and other ventures related to youth and senior participation in the sport of Tee ball. Tee ball is the entry sport to baseball and softball for young players four to eight years old. T-Ball USA Academy continues to develop, market and operate various programs related to the sport of Tee ball.

T-Ball USA Academy has contracted Retailport.com Inc. to provide the technology needed for their online registration and e-commerce initiatives. T-Ball USA Academy has recently launched Tommy T-ball, a puppet like remote controlled robot and truck that will interact with fans at ball games and events held in Major and Minor League stadiums around the country. The Company will provide to corporations the opportunity to sponsor Tommy T-ball and his remote controlled truck as a live rolling banner/billboard for their products.

Raceaway Hospitality, Inc.
--------------------------
On November 11, 2002, The Company acquired all the shares of Raceaway Hospitality Inc. in exchange for 25,000 shares of the Company's common stock. Raceaway Hospitality Inc. packages travel and hospitality services surrounding major sporting events throughout the United States. These activities include the promotion and sales of sports hospitality and travel packages surrounding major sporting events. Most of these packages are centered on the growing motor sports industry. Raceaway Hospitality is also developing new packages for the hunting and fishing industries.

Employees
---------
As of January 31, 2003, the Company had 9 full-time employees: 2 officers, 4 management and 3 employees in sales and product/development. The Company out-sources software coding, programming and software development, on an as needed basis, to independent third-party contractors. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Patents and Trademarks
----------------------
The Company has received Canadian Trademark protection on the following business names and activities: ActiveCommerce, ActiveRMS and Active Business Solutions.

Subsequent Event
------------------
On March 25, 2003, the Company brought its portion of long-term debt current. As of April 24, 2003 ASA LLC hired Ken Arnold as its new president. Mr. Arnold has 19 years experience in Accounting, Finance and Business Operations with Fortune 100 Companies. Mr. Arnold received his BS in Accounting at Kings College in Pennsylvania and his Masters in Finance at Wagner College, which is located on Staten Island, New York.

In April 2003, Treasury formed a new wholly owned subsidiary called American Sports Academy, Inc (ASA Inc). ASA Inc intends to provide to boys and girls between the ages of 5 to 15, multi-sport instructional programs throughout the central and western United States.

ITEM 2. Properties

The Company leases 600 square feet of office space in Libby, Montana as administrative office on a month-to-month lease at $400.00 per month. This office is located in premise owned by Dale Doner, the President and a Director of the Company. Management believes that the rent paid by the Company is equal to or less than the rent that would be paid in an arms-length transaction. Retailport.com, Inc. is granted approximately 800 square feet of office space in Kitchener, Ontario.

American Sports Academy LLC along with T-Ball USA Academy Inc. leases 700 square feet of office space in Bayshore, New York for $1000.00 a month. Raceaway Hospitality, Inc. has been utilizing approximately 600 square feet of office space in a Dodge City, Kansas premise owned by Justin Macy, President of Raceaway Hospitality, Inc.

ITEM 3. Legal Proceedings

The Company has no legal actions pending against it or its officers and Directors.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company had no stockholders meeting during its fiscal year ended January 31, 2003. The Company intends to have an annual stockholders meeting in the fall of 2003.

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

The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from the quarter ended January 31, 2001 through April 30, 2003 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions:

Quarter Ended                           High Bid         Low Bid
-------------                           --------         -------
2001
----
January 31,                              $0.04            $0.038
April 30,                                $0.30             $0.30
July 31,                                 $3.00             $2.76
October 31,                              $1.45             $1.45

2002
----
January 31,                              $0.40             $0.40
April 30,                                $2.12             $2.10
July 31,                                 $0.71             $0.56
October 31,                              $5.05             $1.25

2003
----
January 31,                              $2.65             $1.30
April 30,                                $3.00             $1.90

As of January 31, 2003, there were approximately 175 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

During the year ended January 31, 2003 the Company has undertaken the following unregistered sales of its Common Stock. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

Between June and November 2002, the Company sold 370,000 shares of its common stock in a private placement to 17 individuals for an aggregate amount of $370,000. The transactions were private in nature, and the shares were all issued to accredited investors who were private in nature, and the shares were all issued to accredited investors who were capable of evaluating the merits and risks of their purchase of the shares; and each investor had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Regulation D and/or Section 4(2) of the Securities Act, and the shares were deemed to be restricted securities.

In June 2002, the Company issued 50,000 shares of its common stock to Paul Visel, a director of the Company, for consulting services rendered to the Company. In addition, the Company issued 50,000 shares of its common stock to Dale Doner, the President and a director of the Company, as salary in lieu of cash. On June 13,2002, the Company issued 250,000 shares of its common stock to Rob Dromerhauser in accordance with his employment as President of American Sports Academy, Inc. and a director of the Company, a wholly owned subsidiary of the Company. The issuances of the aforementioned shares to the Company's officers and directors are deemed to be private in nature and, accordingly, are exempt from registration pursuant to Section 4(2) of the Securities Act.

In June 2002, the Company issued 199,972 shares of its common stock in exchange for the cancellation of $199,972 owed to a non-affiliated note holder.

In August and November 2002, the Company issued 35,000 and 30,529 shares, respectively, at a $2.00 per share as interest payments to a non-affiliated note holder.

On December 12,2002, the Company issued 55,832 and 37,221 shares, respectively, of its common stock in full settlement of two notes aggregating $139,580 owed to two non-affiliated note holders.

In December 2002, the Company sold 43,332 shares of its common stock to four accredited investors for an aggregate amount of $65,000. Each investor was capable of evaluating the merits of his investment, and each investor had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Registration D and/ or Section 4(2) of the Securities Act, and the shares are deemed to be restricted securities.

On January 15, 2003, the Company issued 32,000 shares of its common stock in full satisfaction of $48,000 owed to a non-affiliated note holder.

On January 22, 2003, the Company issued 50,000 shares of its common stock in accordance with the employment of Keith Robertson as a corporate finance officer.

ITEM 6. Management's Discussion and Analysis or Plan of Operation This Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended January 31,2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

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

With the addition of wholly owned subsidiaries, 1) Retailport.com Inc: 2) American sports Academy LLC: 3) T-Ball USA Academy Inc.: and 4) Raceaway Hospitality Inc. the Company's management and employee efforts should continue to aid in the growth and development of the Company.

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

Results of Operations - Fiscal Years 2003 and 2002
--------------------------------------------------

Revenues from operations for the year ended January 31, 2003 were $598,626 as compared to $44,291 for the year ended January 31,2002, an increase of $554,335 or 1352 %. This increase is due to the revenues generated by the Company's wholly owned subsidiaries ASA LLC, Raceaway Hospitality, Inc and T-Ball USA Academy, which were acquired during the 2003 fiscal year. Operating revenues include only the sales activities completed during the period as the Company books its revenues only on the completion of a billable activity.

General and administrative expenses increased to $1,200,163 for the year ended January 31,2003 as compared to $526,157 for the year ended January 31, 2002, due to the purchase and carrying cost of ASA LLC, T-Ball USA Academy Inc., issuance of stock for acquisitions, employment agreements, and consulting fees.

Interest expenses increased to $111,861 for the year ended January 31,2003 as compared to $63,296 for the year ended January 31,2002. This increase was due to interest payments on loans to the Company stated previously to this financial report.

Liquidity and Capital Resources
-------------------------------

In fiscal 2003, our primary sources of liquidity continued to be the issuance of the Company's common stock for services rendered, capital raises and for acquisitions.

Long-term debt decreased by $450,966 in fiscal 2003, compared to an increase of $663,366 in fiscal 2002. Due to the repayment of such debt through the issuance of 190,582 shares of the Company's common stock. As of January 31, 2003 the Company has an accumulated deficit of 6,988,355. Although management believes that the revenue from its newly acquired businesses will be able to support its expenses, the Company continues to explore outside funding opportunities. These alternative fundings such as equity on debt private placement, may not be obtainable and there is no assurance that the Company will be successful in this regard.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This pronouncement addresses the adverse accounting practice for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this pronouncement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any impact on its financial statement presentation or disclosures. 10 In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. This pronouncement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of APB Opinion No. 30, "Reporting the Results of Operations." This pronouncement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are state at the lower of fair value and carrying amount. This pronouncement also requires expected future operating losses from discontinued operations to be displayed in the periods(s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. SFAS No. 131 also establish standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning February 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.

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

NAME                AGE               TITLE
---------------   -------   -----------------------------------
Dale Doner          47        Chief Executive Officer, President and
                              Chairman of the Board

Paul Visel          51        Director

Rob Dromerhauser    39        Director

Rader Gilleland     30        Director

Keith Robertson     32        Director

Kristina Sickels 31 Chief Financial Officer, Secretary Mr. Dale Doner has been the Chief Executive Officer, President, Director and Chairman of the Board of Treasury since January 22, 1999. Since 1992 as an independent business consultant, Mr. Doner has directed corporate mergers, acquisitions and restructuring and been involved in public company turnarounds. Between 1994 and 2002, Mr. Doner owned and operated a 960-acre foundation pedigree seed production farm.

Mr. Paul Visel became a Director in 2000. Mr. Visel received his educational training in Business and Agriculture from Rice University and Tarleton State University. Since that time he has been involved with numerous business initiatives in areas such as Tourism, Personnel and Professional Services, Natural Resources, Commercial Real Estate and Agricultural development. For the past 15 years he has served as General Manager for six ranch operations in Texas responsible for over 250 employees. In addition, he has participated in many significant business mergers and acquisitions giving him a broad base of experience in negotiating and structuring deals.

Rob Dromerhauser was appointed a Director of the Company in April 2002 when the Company acquired American Sports Academy, LLC. Mr. Dromerhauser was a professional baseball player playing for the Baltimore Orioles between 1985 and 1987 and for the New York Mets from 1987 through 1991. Mr. Dromerhauser has been operating baseball and sports camps since 1991, and in 2000 established American Sports Academy, LLC.

Rader Gilleland became a Director in September 2002. Rader Gilleland received a Bachelors degree in Science and Agriculture from Tarelton University in Texas. Mr. Gilleland has been actively involved with agriculture in Texas for the last ten years, six of which have been managing a large farm focused on livestock and crop production.

Keith Robertson became a Director in December 2002 to help facilitate corporate finance and to help develop the West coast operations for the Company. Mr. Robertson has been a money manager since 1994. He has degrees in Finance and Economics from Eastern Washington University. Mr. Robertson is a former President and Vice President of Spokane Stock and Bond Club and has nine years of experience in investing.

Kristina Sickels has been the Chief Financial Officer and Secretary of the Company since June of 2001 and from February 2000 until May of 2003, as a personal assistant to Mr. Doner.

Section 16(a) of the Exchange Act requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's Equity securities, to file reports of ownership and changes in ownership with The SEC. Based solely on a review of the copies of such reports furnished to the Company during or with respect to the fiscal year ended January 31, 2003, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, including each of the officers and directors of the Company named above have filed initial statements of beneficial ownership and have filed reports on Form 4 regarding transactions in the securities except for transactions incurred on June 28, 2001, in which Mr. Doner and Mr. Visel each were issued 1,400,000 shares of the Company's Common Stock in exchange for loans and services.

ITEM 10. Executive Compensation

Summary Compensation Table
The following table sets forth the compensation paid to the CEO for each of the Company's last three fiscal years.

                            Annual         Long-Term          All other
                         Compensation      Compensation      Compensation
             ------  ---------- --------  -----------------  ------------
             Fiscal    Annual    Annual   Securities under-
Name          Year     Salary     Bonus   lying options
----         ------  ---------- --------  -----------------  ------------
Dale Doner    2003    $55,000        --            --             --
Dale Doner    2002    $44,000        --            --             --
Dale Doner    2001    $35,000        --            --             --
-------------------------------------------------------------------------

Stock Option Grants Table
-------------------------
No officers or directors were granted any options during the fiscal year ended January 31, 2003, nor do any officers or directors currently own any options.

Directors' Compensation
-----------------------
The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors.

Additionally, non-employee directors do not presently receive compensation for their service as directors. The Company does, however, reimburse directors for out-of-pocket expenses incurred for attendance at meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company as of January 31, 2003 by (i) each director of the Company,
 (ii) each executive officer of the Company and each executive officer of the Company named in the Summary Compensation Table above, (iii) each person known by the Company to own more than 5% of the Company's Common Stock and (iv) all directors and officers as a group:

                       Beneficial Ownership
Name and Address         of Common Stock         Percent of Class (1)
--------------------- ---------------------- --------------------------
Dale Doner(2)
P.O. Box 397                1,746,226                   30.0%
Claresholm
Alberta, CN TOL OTO

Paul Visel                  1,450,000                   24.9%
419 Jayvee St.,
Kingsville, TX
78363

Rob Dromerhauser              250,000                    4.3%
898 Manor Lane
Bayshore,NY 11706

Rader Gilleland               102,200                    1.8%
157 Cottonwood
Uvalde,TX
77801

Keith Robertson                80,000                    1.4%
PO Box 377
Spokane, WA 99005

Kristina Sickels                 0                        0%
7943 Shepherd Rd.
Shepherd, MT 59079

All directors, executive
Officers as a group (6):    3,628,426                   62.3%
----------------------------------------------------------------------

(1)      Computed on the basis of 5,821,853 shares of Common Stock


ITEM 12. Certain Relationships and Related Transactions: None


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

10.3 Stock Purchase Agreement effective July 18, 2001 by and between the Twelve Stories Corporation, Compelis Corporation and Retailport.com, Inc.(4)

10.4 Plan of Reorganization and Acquisition dated April 18,2002 between the Company and American Sports Academy LLC. (5)

10.5 Plan of Reorganization and Acquisition dated November 11, 2002 between the Company and Raceaway Hospitality Inc.

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

      (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on December 20, 1996.

      (3) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on May 27, 1999.

      (4) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on August 7, 2001.

      (5) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on April 25, 2002.


(b) Reports on Form 8-K:
           None

ITEM 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14 (c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls
There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TREASURY INTERNATIONAL, INC.

By: /s/ Dale Doner
----------------------------------           ------------------
Dale Doner                                   Date: May 16, 2003
Chief Executive Officer



By: /s/ Kristina E. Sickels
----------------------------------           ------------------
Kristina E. Sickels                          Date: May 16, 2003
Chief Financial Officer


Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature                Title                                   Date
---------                -----                                   ----

/s/ Dale Doner
--------------------     Chief Executive Officer, President  May 16,2003
Dale Doner               and Chairman of the Board


/s/ Paul Visel
--------------------     Director                            May 16,2003
Paul Visel


/s/ Rob Dromerhauser
--------------------     Director                            May 16,2003
Rob Dromerhauser


/s/ Rader Gilleland
--------------------     Director                            May 16, 2003
Rader Gilleland


/s/ Keith Robertson
--------------------     Director                            May 16, 2003
Keith Robertson


/s/ Kristina Sickels
--------------------    Chief Financial Officer,             May 16, 2003
Kristina Sickels        Secretary

Bromberg & Associate                   1183 Finch Ave. West, Suite 305
                                          Toronto, Ontario M3J 2G2
                                          Phone: (416) 663-7521
Chartered Accountants                     Fax:   (416) 663-1546


AUDITORS REPORT

         Board of Directors and Shareholders
         Treasury International, Inc.

         We have audited the consolidated balance sheets of Treasury International, Inc. As at January 31, 2003 and January 31, 2002 and the consolidated statements of operations, deficit, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are our responsibility to express and opinion these consolidated financial statements based on our audits.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history, has incurred substantial losses, and at January 31, 2003 has a working deficiency and shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. The Financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          BROMBERG & ASSOCIATE
                                                         CHARTERED ACCOUNTANTS
                                                               TORONTO, CANADA
                                                                April 15, 2003

                          TREASURY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET


                                          January 31,       January 31,
                                             2003              2002
ASSETS                                    ----------        ----------

CURRENT ASSETS
Bank                                        $56,080             $2,165
Accounts Receivable                         $26,231            $10,190
Securities Available for Sale(Note 3)       $60,460           $152,071
Due from Wexcap Group                         ---               $3,000
Sundry Assets                                 ---              $12,672
                                          ----------         ----------
TOTAL CURRENT ASSETS                       $142,771           $164,426

Goodwill                                   $292,239               ---
Loan Receivable                             $37,217               ---
Long Term Investments (Note 4)             $260,827           $250,266
Capital Assets (Notes 2c & 5)               $15,662             $4,473
                                          ----------         ----------
TOTAL ASSETS                               $748,716           $419,165


LIABILITIES
CURRENT LIABILITIES

Account Payable and Accrued Liabilities     $67,210           $300,235
Current portion of long-term debt (Note 6) $217,605           $612,605
                                          ----------       -----------
TOTAL CURRENT LIABILITIES                  $284,815           $912,840

Long Term Debt (Note 6)                    $233,361            $50,761
                                          ----------       -----------
TOTAL LIABILITIES                          $518,176           $963,601
                                          ----------       -----------

                          TREASURY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET




SHAREHOLDER'S EQUITY


                                            January 31,    January 31,
                                               2003           2002
                                               ----           ----
SHARE CAPITAL

Authorized - 100,000,000 common shares
Issued - 5,821,853 common shares(Note7)       $52,845        $39,303

Contributed Surplus                        $7,145,590     $5,585,680

Deficit                                   ($6,988,355)   ($6,169,419)
                                          ------------    ------------
Total shareholders' equity                   $210,080      ($544,436)
                                          ------------    ------------
Accumulated Other Deficit                     $20,460          ---
                                          ------------    ------------
TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                         $748,716       $419,165
                                          ------------    ------------


                          TREASURY INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENT OF DEFICIT



                                                January 31,    January 31,
                                                   2003           2002
                                                   ----           ----

Balance, beginning of year                  ($6,169,419)   ($5,576,867)

Net (Loss) for the year                       ($818,936)     ($592,552)
                                            ------------    -----------
Balance, end of year                        ($6,988,355)   ($6,169,419)
                                            ------------    -----------

                           TREASURY INTERNATIONAL, INC

                            CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDER'S EQUITY

                           YEAR ENDED JANUARY 31, 2003


                                        COMMON    CONTRUBUTED   PAID-IN
                                        SHARES      SURPLUS     CAPITAL
                                        ------    -----------   -------
Balance-January 31, 2002              4,467,667    $5,585,680   $39,303

Issued 460,000 shares of
common stock in consideration
for the receipt of $517,500             460,000      $512,900    $4,600

Issued 199,972 shares of common
stock in consideration for the
reduction in accounts payable
of $199,972                             199,972      $197,972    $2,000

Issued 410,000 shares of common
stock for consulting services of
$410,000.                               410,000      $405,900    $4,100

Issued 134,214 shares of common stock
in consideration for $195,980 payment
on Loan                                 134,214      $194,638    $1,342

Issued 100,000 shares as part of the
purchase of American Sports Academy
LLC                                     100,000      $199,000    $1,000

Issued 50,000 shares of common
stock in consideration for
signing bonus per employment
agreement of $50,000                     50,000       $49,500      $500

Balance-January 31, 2003              5,821,853    $7,145,590   $52,845

                          TREASURY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           YEAR ENDED JANUARY 31, 2003

                                       January 31,       January 31,
                                          2003              2002
                                          ----              ----
REVENUE                                $  598,626          $   44,291

COST OF GOODS SOLD                     $   15,000          $   41,362
                                       ----------          ----------

GROSS PROFIT                           $  583,626          $    2,929
                                       ----------          ----------
EXPENSES

Software Development Expense                  ---          $    7,716

General and administrative             $1,200,163          $  526,157
                                       ----------          ----------
TOTAL OPERATING EXPENSES

LOSS from operations Before
under noted items                      $  616,537          $  530,944

Loss (Gain)on Sale of Shares           $   65,717          $   20,035

Bad debt expense                              ---          $   15,645

Interest Expense                       $  111,861          $   63,296

Amortization                           $    4,361          $    6,823
                                       ----------          ----------
LOSS (Gain)from Operations             $  798,876          $  636,743

(Gain) on sale or subsidiary                  ---            ($44,191)

Other loss, principally unrealized
losses on securities for Sale          $   20,460                 ---
                                       ----------          ----------
NET LOSS                               $  818,936          $  592,552
                                       ----------          ----------
Income per share                             0.00                0.00
                                       ----------          ----------
Weighted average number of common
shares outstanding                      5,010,999           2,704,507
                                       ==========          ==========

                          TREASURY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              January 31,  January 31,
                                                 2003         2002
                                                 ----         ----
Cash flows from operating activities:
Net (loss)                                   $ (818,936)   $ (592,552)
Adjustment to reconcile net loss to
Net cash used in operating activities,
Common shares issued for services rendered   $  240,000    $  179,400
Amortization                                 $    4,361    $    6,823
Decrease (Increase)in accounts receivable    $  (16,041)   $   36,623
Decrease in Securities Available for Sale    $  112,071    $   49,365
Decrease in amount due from Wexcap Group            ---    $    3,000
Decrease in sundry assets                           ---    $   12,672
Increase (Decrease) in accounts payable      $ (233,025)   $  147,985
                                             ----------    ----------
Cash (used for) operating activities         $ (711,570)   $ (156,684)
                                             ----------    -----------
Cash flows from financing activities:
Loans due to Officers & Directors                   ---    $ (309,771)
Notes Payable                                $ (212,400)   $ (160,006)
Loans receivable                             $  (37,217)          ---
Proceeds on issue of common shares           $1,333,452    $6,641,500
                                             ----------    ----------
Cash provided by financing activities        $1,083,835    $  194,373
                                             ----------    ----------

Cash flows from investing activities:
Long Term Investments                        $  (10,561)   $ (162,000)
Goodwill                                     $ (292,239)   $  172,089
Purchase (Disposal) of Capital Assets        $  (15,550)   $   15,491
                                             ----------    ----------
Cash (used for) provided by
investing activities                         $ (318,350)   $   25,580
                                             ----------    ----------
(Increase) in bank indebtedness              $   53,915    $   63,269
Bank (indebtedness), beginning of year       $    2,165    $  (61,104)
                                             ----------    ----------
Bank balance, end of year                    $   56,080    $    2,165
                                             ----------    ----------

                           TREASURY INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT January 31, 2003

1. Nature of business
          Treasury International, Inc., through its wholly owned subsidiaries, Retailport.com, Inc., provides services of creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client technology solutions. American Sports Academy LLC. is a service center provider of sports education and instructions to multi sport camps and clinics. T-Ball USA Academy Inc. develops markets and operates various programs related to the sport of T-Ball. Raceaway Hospitality Inc. provides travel packages and hospitality services surrounding major sporting events throughout the United States.


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

       e) Income per share is calculated based on the weighed average number of shares outstanding during the period.

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

Issuer                               Market     Cost   Unreported    Fair
                                                       Gain,(Loss)  Value

Wall Street Financial Corporation     OTC BB   $4,060   ($4,060)     N/L

Modern Manufacturing, Inc.            OTC BB  $56,400  ($16,400)  $40,000
                                 ------------------------------------------
                                              $60,460  ($20,460)  $40,000
                                 ------------------------------------------

4. Long Term Investments
         The Company has made certain equity investments in other Corporations that management considers being strategic or synergistic to the Company's growth. These Corporations are the Company's wholly owned subsidiaries; Retailport.com Inc, American Sports Academy LLC, T-Ball Academy Inc., and Raceaway Hospitality Inc.

5.  Capital Assets
                                                              January
                                   January 31, 2003           31, 2002
                          -------------------------------     ---------
                            Cost   Accumulated   Net book     Net Book
                                   Amortization    value        value

Office equipment          $24,474    $10,925      $13,549        $751
Computer equipment        $13,436    $11,323       $2,113      $3,722
                          -------    -------       ------      -------
                          $37,910    $22,248      $15,662      $4,473
                          -------    -------       ------      -------

6.  Notes payable
         The notes payable consist of the following:
      Due Date                                        Principal Amount
      Current                                               $217,605
      January 31, 2005                                      $233,361
                                                            --------
      Total                                                 $450,966
                                                            --------
The interest rates on the notes are between 0%-7%.

7. Contributed surplus

      Contributed surplus represents the premium paid on the issuance of common Shares.

8. Income taxes
      As at January 31, 2003 the Company had a net operating loss carryover of approximately $6,988,355 expiring in various years through 2017.