Form 10QSB
period 2003-04-30
TREASURY INTERNATIONAL INC
filed 2003-06-23
CIK 1003007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Common Stock outstanding as of April 30, 2003: 5,944,324

Bromberg & Associate          1183 Finch Ave. West, Suite 305
                              Toronto, Ontario M3J 2G2
                              Phone: (416) 663-7521
Chartered Accountants         Fax: (416) 663-1546



     Board of Directors and Shareholders
     Treasury International, Inc.

          We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at April 30, 2003, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with the statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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

                                                BROMBERG & ASSOCIATE
                                                   CHARTERED ACCOUNTANTS



            TORONTO, CANADA
            June 9, 2003

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                              AS AT April 30, 2003

                                   (UNAUDITED)



ASSETS

                                          April 30, 2003      January 31, 2003

CURRENT ASSETS
Bank                                          $ 31,366            $ 56,080
Accounts Receivable                           $ 29,289            $ 26,231
Securities Available for Sale (Note 3)        $ 60,460            $ 60,460
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                          $121,115            $142,771

Goodwill                                      $292,239            $292,239
Loan Receivable                               $ 32,217            $ 37,217
Long Term Investments (Note 4)                $260,827            $260,827
Capital Assets (Notes 2c & 5)                 $ 14,437            $ 15,662
--------------------------------------------------------------------------
TOTAL ASSETS                                  $720,835            $748,716
--------------------------------------------------------------------------


LIABILITIES

CURRENT LIABILITIES
 Account Payable and Accrued Liabilities      $114,577            $ 67,210
 Current portion of long-term debt (Note 6)   $150,000            $217,605
  ------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     $264,577            $284,815

Long Term Debt (Note 6)                       $208,361            $233,361
--------------------------------------------------------------------------
TOTAL LIABILITIES                             $472,938            $518,176
--------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                              AS AT April 30, 2003

                              SHAREHOLDER'S EQUITY

                                   (UNAUDITED)

                                          April 30, 2003    January 31, 2003
SHARE CAPITAL

Authorized - 100,000,000
common shares Issued -
5,444,324 common shares                   $    54,070       $    52,845

Contributed Surplus (Note 8)              $ 7,373,307       $ 7,145,590

Deficit                                   $(7,224,940)      $(6,988,355)
------------------------------------------------------------------------

TOTAL SHAREHOLDERS EQUITY                 $   202,437       $   210,080
------------------------------------------------------------------------

Accumulated Other Deficit                 $    45,460       $    20,460
------------------------------------------------------------------------

TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                      $   720,835       $   748,716
------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT

                 FOR THE THREE MONTH PERIOD ENDED April 30, 2003

                                   (UNAUDITED)


                                        April 30, 2003     April 30, 2002
                                        --------------     --------------


Balance, beginning of period              $6,988,355         $6,169,419

Net Loss for the period                   $  236,585         $  115,115
                                          ----------           --------

Balance, end of period                    $7,224,940         $6,284,534
                                          -----------        ----------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE THREE MONTH PERIOD ENDED April 30, 2003

                                   (UNAUDITED)



                                             April 30, 2003   April 30, 2002


REVENUE                                        $ 73,994         $  7,000
------------------------------------------------------------------------

COST OF GOODS SOLD                             $  1,000         $    ---
------------------------------------------------------------------------

GROSS PROFIT                                   $ 72,994         $  7,000
------------------------------------------------------------------------

EXPENSES
  General and administrative                   $256,604         $ 30,797
  ----------------------------------------------------------------------
  LOSS from operations before
      under noted items                        $183,610         $ 23,797
  ----------------------------------------------------------------------

    Loss on Sale of Shares                     $    ---         $ 38,498
     Interest Expense                          $  6,290         $ 30,646
    Amortization                               $  1,225              429
    --------------------------------------------------------------------


    LOSS from Operations                       $191,125         $ 93,370
    Other loss principally
    unrealized losses on
    securities available
    for sale                                   $ 45,460         $ 21,745
                                               --------         --------
    Net Loss                                   $236,585         $115,115

    Income per share                               0.00             0.00
    --------------------------------------------------------------------

   Weighted average number of Common Shares
   Outstanding                                5,103,313        4,467,667
                                              ---------        ---------

                          TREASURY INTERNATIONAL, INC.

                        INTERIM CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE THREE MONTH PERIOD ENDED April 30, 2003

                                   (UNAUDITED)

                                       COMMON     CONTRIBUTED       PAID-IN
                                       SHARES       SURPLUS         CAPITAL
                                       ------     -----------       -------

Balance - January 31, 2003          5,821,853      $7,145,590       $52,845
               (Note 7)

Issued 56,000 shares of common         56,000      $  111,440       $   560
stock in consideration of $112,000

Issued 66,471 shares of common         66,471      $  116,277       $   665
Stock in consideration for $116,942
Payment on Loans

---------------------------------------------------------------------------
Balance-April 30, 2003              5,944,324      $7,373,307       $54,070
---------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE THREE MONTH PERIOD ENDED April 30, 2003

                                   (UNAUDITED)

                                                 April 30, 2003  April 30, 2002
                                                 --------------  --------------

Cash flows from operating activities
     Net (loss)                                     $(236,585)     $(115,115)
     Adjustment to reconcile net income to
     net cash used in operating activities
     Amortization                                   $   1,225      $     429
     Decrease in accounts receivable                $  (3,058)     $  (6,810)
     Decrease in Securities Available for Sale      $  25,000      $ 151,471
     Increase (Decrease) in accounts payable        $  47,367      $ (19,695)
     -----------------------------------------------------------------------
Net cash provided by operating activities           $(166,051)     $  10,280
----------------------------------------------------------------------------
Cash flows from financing activities
     Notes Payable                                  $ (92,605)     $     ---
     Loan Receivable                                $   5,000      $     ---
     Proceeds on issue of common shares             $ 228,942      $     ---
     -----------------------------------------------------------------------
    Cash used for financing activities              $ 141,337      $     ---
    ------------------------------------------------------------------------
 Cash flows from investing activities
     Long Term Investments                          $     ---      $  (1,775)
     -----------------------------------------------------------------------
Cash provided by investing activities               $     ---      $  (1,775)
----------------------------------------------------------------------------

Increase (decrease) in bank                         $ (24,714)     $   8,505
Bank, beginning of period                           $  56,080      $   2,165
----------------------------------------------------------------------------
Bank, end of period                                 $  31,366      $  10,670
----------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT April 30, 2003

1.  Nature of business
       Treasury International, Inc., through its wholly owned subsidiaries, Retailport.com, Inc., provides services of creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client technology solutions. American Sports Academy LLC is a service center provider of sports education and instructions to multi sport camps and clinics. T-Ball USA Academy Inc. develops markets and operates various programs related to the sport of T-Ball. Raceaway Hospitality Inc. provides travel packages and hospitality services surrounding major sporting events throughout the United States. American Sports Academy Inc. intends to provide to boys and girls between the ages of four and fifteen years of age, multi-sport instructional programs throughout the central and western United States.

2.  Summary of Significant accounting policies

    a) Basis of consolidation
       These consolidated financial statements include the accounts of the company and it subsidiaries and the revenues and expenses of its subsidiaries since the date of purchase.

    b) Capital assets
       Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

       Office equipment             -20% diminishing balance
       Computer equipment           -30% diminishing balance

    c) Revenue Recognition
       Revenue is recognized when customers are pay for products shipped by the company.

    d) Income per share
       Income per share is calculated based on the weighed average number of shares outstanding during the period.

    e) General
       These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements

3.  Securities Available for Sale
       The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale is recorded at their fair market value for this reporting period according to the requirements of SFAS 115.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT April 30, 2003

3.  Securities Available for Sale (Continued)

Issuer                            Market   Cost   Unreported Gain,  Fair Value
                                                    (  Loss  )
Wall Street Financial Corporation OTC BB  $4,060    ($  4,060)         N/L
Modern Manufacturing Inc.         OTC BB $56,400    ($ 41,400)        $15,000
-----------------------------------------------------------------------------
                                         $60,460    ($ 45,460)        $15,000
-----------------------------------------------------------------------------

4.  Long Term Investments
       The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5.  Capital Assets
                                   April 30, 2003           January 31, 2003
----------------------------------------------------------------------------
                      Cost    Accumulated    Net book            Net Book
                              Amortization     value               value
----------------------------------------------------------------------------

Office equipment    $24,474     $11,992       $12,482                $13,549
Computer equipment  $13,436     $11,481       $ 1,955                $ 2,113
----------------------------------------------------------------------------
                    $37,910     $23,473       $14,437                $15,662
----------------------------------------------------------------------------

6.  Notes payable
       The notes payable consist of the following:

Due Date                           Principal Amount
Current                                $150,000
April 30, 2005                         $208,361
                                       --------
Total                                  $358,361
The interest rates on the notes are between 0%-7%.

7.  Contributed surplus
       Contributed surplus represents the premium paid on the issuance of common shares.

8.  Income taxes
       As at April 30, 2003 the company had a net operating loss carryover of approximately $7,224,940 expiring in various years through 2016.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT April 30, 2003

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
     This Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview
--------
     Treasury International, Inc. (the "Company") is a company whose objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generates sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

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

The Company's current business is the design, development and delivery of internet-based enterprise management and communication solutions for organizations with less than 500 employees and sales of less than $100,000,000. The Company's products facilitate the sharing of business-critical information between employees, trading partners and customers to streamline processes, to encourage knowledge transfer and to build competitive advantage. The Company's operations include Retailport.com, a wholly owned subsidiary of the Company. It provides development and delivery of Internet-based solutions to address critical and often complex business and technology needs for their clients. Services offered by Retailport.com include creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client of proprietary software assets and activities known as the Active Business Solutions, which includes ActiveRMS and ActiveCommerce. Active Business Solutions is an Internet based Enterprise Management and E-Commerce package that facilitates the selling of products and the sharing of critical information between employees, trading partners and customers. Retailport.com's solutions have empowered organizations with the ability to sell online and receive memberships through real time online registration and payment processing.

American Sports Academy LLC. (ASA LLC), a wholly owned subsidiary of the Company, is a service center provider of sports education and instructions to multi-sports education and instructions to multi-sport camps and clinics. ASA LLC currently employs a team of highly qualified sport educators who provide hands on, professionally led sports instruction to children ages 5 to 15 years old and invaluable training to coaches throughout the New York Metropolitan. ASA LLC has selected Retailport.com's Active Business Solutions to automate and transform their business operations including an online camp registrations process. This initiative will significantly increase their ability to expand their business model nationwide more effectively and efficiently.

T-Ball USA Academy, a wholly owned subsidiary of the Company, provides camps, clinics, logo-bearing products, printed material, instructional videos, national corporate sponsorships and other ventures related to youth and senior participation in the sport of Tee ball. Tee ball is the entry sport to baseball and softball for young players four to eight years old. Treasury International, Inc. endorses T-ball USA Academy to develop market and operate various programs related to the sport of Tee ball. T-Ball USA Academy had employed Retailport.com to provide the technology needed for their online registration and Ecommerce.

Raceaway Hospitality Inc., a wholly owned subsidiary of the Company, packages travel and hospitality services surrounding major sporting events throughout the United States. These activities include the promotion and sales of sports hospitality and travel packages surrounding major sporting events. Most of these packages are centered on the growing motor sports industry. Raceaway Hospitality is also developing new packages for the hunting and fishing industries.

American Sports Academy Inc. (ASA, Inc.), a wholly owned subsidiary of the Company, provides premier sport camp business for a variety of locations from central to western United States, that are totally customizable to each particular location.

The camp program teaches kids the finer points of their respective sport, not just the basics. The camps run for one week long in the summer so there is ample time to teach the kids on a specific emphasis, whether it be hitting, pitching or the like. Each location will have a different set of circumstances relating to competition and competitive advantage. There is a lot of competition in the sports camp business yet ASA Inc. feels that there is room for a higher education in sports camp business that trains athletes to improve their skills by working with high school coaches to see what the kids need to learn that they haven't learned in other programs.

Three Month Period Ended April 30, 2003
---------------------------------------
     Revenues from operations for the three months ended April 30, 2003 were $73,994 as compared to $7,000 for the three months ended April 30, 2002, an increase of $66,994. The increase in revenues were principally generated by one of the Company's wholly-owned subsidiaries, Raceaway Hospitality, Inc., which was acquired in November 2002. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

     General and administrative expenses increased to $256,604 for the three months ended April 30, 2003, as compared to $30,797 for the three months ended April 30, 2002. Due to ongoing supporting technology development at Retailport.com Inc. the general and administrative costs of employees and office administrative expenses, professional fees, increased accounting costs, interest expenses, commissions, and development costs are growing and producing activity at the Company.

     The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement. As a result of the foregoing factors, the Company recorded a loss of $236,585 for the three months ended April 30, 2003, as compared to a loss of $115,115 for the three months ended April 30, 2002.

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

Recent Accounting Pronouncements
--------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement No. 133,"Accounting for Derivative for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measures them at fair value. SFAS No. 133 for its fiscal year beginning February 1, 2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits-
99.1 Section 906 Certification of President Re: Sarbanes-Oxley Act of 2002
99.2 Certification of President Re: Sarbanes-Oxley Act of 2002

99.3 Section 906 Certification of Chief Financial Officer Re: Sarbanes-Oxley Act of 2002
99.4 Certification of Chief Financial Officer Re: Sarbanes-Oxley Act of 2002

(b) Form 8-K filed-none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                          TREASURY INTERNATIONAL, INC.



Dated: June 20, 2003            By /s/ Dale Doner
                                       -----------------------------------------
                                       Dale Doner, President


Dated: June 20, 2003            By /s/ Kristina Sickels
                                       -----------------------------------------
                                       Kristina Sickels, Chief Financial Officer