Form 10KSB/A
period 2003-01-31
TREASURY INTERNATIONAL INC
filed 2003-06-24
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                   EXCHANGE ACT OF 1934

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

10.3 Stock Purchase Agreement effective July 18, 2001 by and between the Twelve Stories Corporation, Compelis Corporation and Retailport.com, Inc.(4)

10.4 Plan of Reorganization and Acquisition dated April 18,2002 between the Company and American Sports Academy LLC. (5)

10.5 Plan of Reorganization and Acquisition dated November 11, 2002 between the Company and Raceaway Hospitality Inc.(6)

23.1     Consent of Bromberg & Associate (6)

99.1     Certification of President Re: Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer Re: Sarbanes-Oxley Act of 2002
-----------------------------
      (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended, originally filed with the SEC on October 21, 1996

      (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on December 20, 1996.

      (3) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on May 27, 1999.

      (4) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on August 7, 2001.

      (5) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the SEC on April 25, 2002.

      (6) Incorporated by reference from the Company's Form 10-KSB as filed with the S.E.C. on May 19, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TREASURY INTERNATIONAL, INC.

By: /s/ Dale Doner
----------------------------------           Date: June 24, 2003
Dale Doner
Chief Executive Officer



By: /s/ Kristina E. Sickels
----------------------------------           Date: June 24, 2003
Kristina E. Sickels
Chief Financial Officer


Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature                Title                                   Date
---------                -----                                   ----

/s/ Dale Doner
--------------------     Chief Executive Officer, President  June 24, 2003
Dale Doner               and Chairman of the Board


/s/ Paul Visel
--------------------     Director                            June 24, 2003
Paul Visel



--------------------     Director                            June 24, 2003
Rob Dromerhauser



--------------------     Director                            June 24, 2003
Rader Gilleland


/s/ Keith Robertson
--------------------     Director                            June 24, 2003
Keith Robertson


/s/ Kristina Sickels
--------------------     Chief Financial Officer,            June 24, 2003
Kristina Sickels         Secretary