Form 10KSB/A
period 2003-01-31
TREASURY INTERNATIONAL INC
filed 2003-07-31
CIK 1003007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                 FORM 10-KSB/A

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
                         ----------------------------
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

         Securities Registered Pursuant to Section 12(b) of the Act:
         Title of each class Name of each exchange on which registered:  None

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

ITEM 10. Executive Compensation

                            Summary Compensation Table

The following table sets forth the compensation paid to the CEO for each of the Company's last three fiscal years.


                           Annual           Long-Term              All other
                        Compensation        Compensation          Compensation
             ------  ----------  --------  -----------------       ------------
             Fiscal    Annual     Annual   Securities under-
Name          Year     Salary     Bonus    lying options
----         ------  ----------  --------  -----------------       ------------
Dale Doner    2003    $55,000*      --            --                    --
Dale Doner    2002    $44,000       --            --                    --
Dale Doner    2001    $35,000       --            --                    --
------------------------------------------------------------------------------

* In accordance with management arrangements for the services of Mr. Doner, of the $55,000 paid through 2003, the Company paid $30,000 to 729759 Alberta, Ltd. and $25,000 to TWI, Inc. Mr. Doner is an officer, director and principal owner of 729759 Alberta, Ltd. and an officer of TWI, Inc. In 2002 and 2001 the $44,000 and $35,000 respectively, was paid to 729759 Alberta, Ltd.



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

ITEM 13. Exhibits, List and Reports on Form 8-K



            (a) Exhibits
                --------
99.1 Certification of President Re: Sarbanes-Oxley Act of 2002 (Updated)

99.2 Certification of Chief Financial Officer Re: Sarbanes-Oxley Act of 2002 (Updated)

99.3 Certification of President Re: Section 906 of Sarbanes-Oxley Act (Updated)

99.4 Certification of Chief Financial Officer Re: Section 906 of Sarbanes-Oxley Act(Updated)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TREASURY INTERNATIONAL, INC.



By: /s/ Dale Doner
----------------------------------           Date: July 29, 2003
Dale Doner
Chief Executive Officer



By: /s/ Kristina E. Sickels
----------------------------------           Date: July 29, 2003
Kristina E. Sickels
Chief Financial Officer



Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.



Signature                Title                                   Date
---------                -----                                   ----

/s/ Dale Doner
--------------------     Chief Executive Officer, President  July 29, 2003
Dale Doner               and Chairman of the Board

/s/ Paul Visel
--------------------     Director                            July 29, 2003
Paul Visel


--------------------     Director                            July __, 2003
Rob Dromerhauser


--------------------     Director                            July __, 2003
Rader Gilleland

/s/ Keith Robertson
--------------------     Director                            July 29, 2003
Keith Robertson

/s/ Kristina Sickels
--------------------     Chief Financial Officer,            July 29, 2003
Kristina Sickels         Secretary