Form 10QSB
period 2003-07-31
TREASURY INTERNATIONAL INC
filed 2003-09-22
CIK 1003007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2003

     [_]  TRANSITIONAL  REPORT  UNDER  SECTION  13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28514



                          TREASURY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                        98-0160284
-------------------------------                    ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation of organization)                     Identification Number)


                    422 MONTANA AVENUE, LIBBY, MONTANA 59923
                     (Address of Principal Executive Office)

                                 (406) 373-9850
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes (X) No (__)

As of July 31, 2003, 6,154,491 shares of Registrants' Common Stock were outstanding.

Bromberg & Associate                          1183 Finch Ave. West, Suite 305
                                              Toronto, Ontario M3J 2G2
                                              Phone: (416) 663-7521
Chartered Accountants                           Fax: (416) 663-1546



     Board of Directors and Shareholders
     Treasury International, Inc.

          We have reviewed the accompanying interim consolidated balance sheets of Treasury International, Inc. as at July 31, 2003, and the interim consolidated statements of operations, and cash flows for the period then ended in accordance with the statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants. All information included in these interim consolidated financial statements is the representation of management of Treasury International, Inc.

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

                                                    BROMBERG & ASSOCIATE
                                                    CHARTERED ACCOUNTANTS


            September 9, 2003
            TORONTO, CANADA

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                               AS AT July 31, 2003

                                   (UNAUDITED)



ASSETS

                                          July 31, 2003      January 31, 2003

CURRENT ASSETS
 Bank                                     $133,173                    $56,080
Accounts Receivable                        $66,590                    $26,231
Securities Available for Sale (Note 3)     $60,460                    $60,460
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                      $260,223                   $142,771

Goodwill                                  $292,239                   $292,239
Loan Receivable                            $32,217                    $37,217
Long Term Investments (Note 4)            $260,827                   $260,827
Capital Assets (Notes 2c & 5)              $13,543                    $15,662
-----------------------------------------------------------------------------
TOTAL ASSETS                              $859,049                   $748,716
-----------------------------------------------------------------------------


LIABILITIES

CURRENT LIABILITIES
 Account Payable and
   Accrued Liabilities                    $151,020                    $67,210
 Current portion of long-term
   debt (Note 6)                          $150,000                   $217,605
  ---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                 $301,020                   $284,815

Long Term Debt (Note 6)                   $208,361                   $233,361
-----------------------------------------------------------------------------
TOTAL LIABILITIES                         $509,381                   $518,176
-----------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                               AS AT July 31, 2003

                              SHAREHOLDER'S EQUITY

                                   (UNAUDITED)

                                           July 31, 2003    January 31, 2003
SHARE CAPITAL

Authorized - 100,000,000 common shares
Par value .001
Issued - 6,154,491 common shares               $61,646             $52,845

Additional paid-in capital                  $7,670,031         $ 7,145,590

Accumulated Deficit                        ($7,427,469)        ($6,988,355)
--------------------------------------------------------------------------

TOTAL SHAREHOLDERS EQUITY                    $ 304,208            $210,080
--------------------------------------------------------------------------

Accumulated Other Deficit                      $45,460             $20,460
--------------------------------------------------------------------------

TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                          $859,049            $748,716
--------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED STATEMENT OF DEFICIT

                  FOR THE SIX MONTH PERIOD ENDED July 31, 2003

                                   (UNAUDITED)


                                             July 31, 2003     July 31, 2002

Balance, beginning of period                    $6,988,355        $6,169,419

Net Loss for the period                           $439,114          $388,893
                                                ----------          --------

Balance, end of period                          $7,427,469        $6,558,312
                                                ----------        ----------

                          TREASURY INTERNATIONAL, INC.


                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS


                  FOR THE SIX MONTH PERIOD ENDED July 31, 2003

                                   (UNAUDITED)



                                                    July 31, 2003 July 31, 2002


REVENUE                                                  $261,010      $206,048
-------------------------------------------------------------------------------

COST AND EXPENSES
  Cost of Services                                       $157,504        $  ---
  Selling Expenses                                        $28,217        $  ---
  General and administrative                             $449,724        $  ---
  -----------------------------------------------------------------------------
  Total costs of Revenue                                 $635,445      $491,986
-------------------------------------------------------------------------------
  LOSS from operations before under noted items          $375,435      $285,938
-------------------------------------------------------------------------------

 Loss on Sale of Shares                                   $   ---       $66,076
 Interest Expense                                         $16,100       $32,185
 Amortization                                              $2,119           634
 ------------------------------------------------------------------------------

 LOSS from Operations                                    $393,654     $ 384,833
 Other loss principally unrealized losses on
 securities available for sale                            $45,460        $4,060
                                                          -------        ------
 Net Loss                                                $439,114      $388,893
                                                         --------      --------
 Income per share                                            0.00          0.00
 ------------------------------------------------------------------------------

Weighted average number of Common Shares
Outstanding                                             5,588,346     5,332,639
                                                        ---------     ---------

                          TREASURY INTERNATIONAL, INC.

                        INTERIM CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTH PERIOD ENDED July 31, 2003

                                   (UNAUDITED)

                                      COMMON        ADDITIONAL
                                      SHARES     PAID-IN CAPITAL     AMOUNT
                                     ---------   ---------------    ---------
Balance - January 31, 2003           5,821,853      $7,140,216       $58,219
               (Note 7)

Issued 115,167 shares of common        115,167        $243,248        $1,252
stock in consideration of $244,500

Issued 66,741 shares of common          66,471        $116,277          $665
Stock in consideration of $116,942
for payment on loan

Issued 26,000 shares of common          26,000         $46,540          $260
Stock in consideration for $46,800
for services rendered

Issued 125,000 shares of common        125,000        $123,750        $1,250
Stock in consideration for $125,000
for services rendered

-----------------------------------------------------------------------------
Balance-July 31, 2003                6,154,491      $7,670,031       $61,646
-----------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE SIX MONTH PERIOD ENDED July 31, 2003

                                   (UNAUDITED)



                                               July 31, 2003      July 31, 2002

Cash flows from operating activities
  Net (loss)                                      $(439,114)         $(388,893)
  Adjustment to reconcile net income to
    net cash used in operating activities
  Amortization                                        2,119                634
  Decrease (Increase) in accounts receivable        (40,359)            10,190
  Decrease in Securities Available for Sale          25,000            102,071
  Decrease in sundry assets                             ---            (19,574)
  Increase (Decrease) in accounts payable            83,810            (93,074)
  ----------------------------------------------------------------------------
  Net cash used for operating activities          $(368,544)         $(388,646)
------------------------------------------------------------------------------

Cash flows from financing activities
  Notes Payable                                   $ (92,605)         $  99,640
  Loan Receivable                                     5,000           (140,205)
  Proceeds on issue of common shares                533,242            824,972
  ----------------------------------------------------------------------------
  Cash provided by financing activities           $ 445,637          $ 784,407
------------------------------------------------------------------------------

Cash flows from investing activities
  Goodwill                                        $     ---          $(292,239)
  Purchase of Capital Assets                            ---             (9,034)
  Long Term Investments                                 ---             (5,561)

  ----------------------------------------------------------------------------
  Cash used for investing activities              $     ---          $(306,834)
------------------------------------------------------------------------------

Increase in bank                                  $  77,093          $  88,927
Bank, beginning of period                            56,080              2,165
------------------------------------------------------------------------------
Bank, end of period                               $ 133,173          $  91,092
------------------------------------------------------------------------------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT July 31, 2003

1.  Nature of business
       Treasury International, Inc., through its wholly owned subsidiaries, Raceaway Hospitality Inc. provides travel packages and hospitality services surrounding major sporting events throughout the United States. Retailport.com, Inc., was developed to provide services of creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client technology solutions. American Sports Academy LLC is a service center provider of sports education and instructions to multi sport camps and clinics. T-Ball USA Academy Inc. develops markets and operates various programs related to the sport of T-Ball. American Sports Academy Inc. intends to provide to boys and girls between the ages of four and fifteen years of age, multi-sport instructional programs throughout the central and western United States.

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

    b) Capital assets
       Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows:

       Office equipment                       -20% diminishing balance
       Computer equipment                     -30% diminishing balance

    c) Revenue Recognition
       Revenue is recognized when customers pay for products shipped by the Company.

    d) Income per share
       Income per share is calculated based on the weighed average number of shares outstanding during the period.

    e) General
       These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

                          TREASURY INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT July 31, 2003

3.  Securities Available for Sale
          The Company owns equity securities in other Corporations that management considers to be strategic or synergistic to the Company's growth. The Securities Available for Sale is recorded at their fair market value for this reporting period according to the requirements of SFAS 115.

Issuer                            Market  Cost     Unreported Gain,  Fair Value
                                                        (Loss)
Wall Street Financial Corporation OTC BB   $4,060      ($4,060)          N/L
Modern Manufacturing Inc.         OTC BB  $56,400     ($41,400)        $15,000
------------------------------------------------------------------------------
                                          $60,460     ($45,460)        $15,000
------------------------------------------------------------------------------

4.  Long Term Investments

          The Company has made an equity investment in Retailport.com, Inc. Management considers this to be strategic or synergistic to the Company's growth.

5.  Capital Assets
                                   July 31, 2003          January 31, 2003
--------------------------------------------------------------------------
                      Cost      Accumulated      Net book         Net Book
                                Amortization      value            value
--------------------------------------------------------------------------

Office equipment     $24,474         $12,740      $11,734          $13,549
Computer equipment   $13,436         $11,627       $1,809           $2,113
--------------------------------------------------------------------------
                     $37,910         $24,367      $13,543          $15,662
--------------------------------------------------------------------------


6.  Notes payable
          The notes payable consist of the following:

Due Date                       Principal Amount
Current                            $150,000
July 31, 2005                      $208,361
                                   --------
Total                              $358,361
                                  ---------

The interest rates on the notes are between 0%-7%.


7.  Income taxes

          As at July 31, 2003 the company had a net operating loss carryover of approximately $7,427,469 expiring in various years through 2016.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT July 31, 2003


ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

The Company's operations include Retailport.com, Inc., a wholly owned subsidiary of the Company. It provides development and delivery of Internet-based solutions to address critical and often complex business and technology needs for their clients. Services offered by Retailport.com include creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client of proprietary software assets and activities known as the Active Business Solutions, which includes ActiveRMS and ActiveCommerce. Active Business Solutions is an Internet based Enterprise Management and E-Commerce package that facilitates the selling of products and the sharing of critical information between employees, trading partners and customers. Retailport.com's solutions have empowered organizations with the ability to sell online and receive memberships through real time online registration and payment processing.

Raceaway Hospitality Inc., a wholly owned subsidiary of the Company, packages travel and hospitality services surrounding major sporting events throughout the United States. These activities include the promotion and sales of sports hospitality and travel packages surrounding major sporting events. Most of these packages are centered on the growing motor sports industry. Raceaway Hospitality is also developing new packages for hunting and fishing industries, professional and college football and other travel-related programs.

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

Six Month Period Ended July 31, 2003
------------------------------------
Revenues from operations for the six months ended July 31, 2003 were $261,010 as compared to $206,048 for the six months ended July 31, 2002, an increase of $54,962. Due mainly to the revenues generated from one of the wholly owned subsidiaries called Raceaway Hospitality Inc. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

General and administrative expenses are $449,724 for the six months ended July 31, 2003, as compared to $491,986 for the six months ended July 31, 2002. Due to the general and administrative costs of employees and office administrative expenses, professional fees, accounting costs, interest expenses, commissions, and development costs are growing and producing activity at the Company.

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

As a result of the foregoing factors, the Company recorded a loss of $439,114 for the six months ended July 31, 2003, as compared to a loss of $388,893 for the six months ended July 31, 2002.

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

Item 3.  Controls and Procedures
--------------------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.



                           PART 11. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits.

                   99.1  Section 906 Certification of Chief Executive Officer
                   99.2  Section 906 Certification of Chief Financial Officer
                   99.3  Section 302 Certification of Chief Executive Officer
                   99.4  Section 302 Certification of Chief Financial Officer

              (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended July 31, 2003.

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                          TREASURY INTERNATIONAL, INC.



Dated:  September 19, 2003                  By /s/ Dale Doner
                                              --------------------------------
                                              Dale Doner, President


Dated:  September 19, 2003                  By /s/ Kristina Sickels
                                              --------------------------------
                                              Kristina Sickels, Chief Financial
                                              Officer