Form 10QSB
period 2003-10-31
TREASURY INTERNATIONAL INC
filed 2004-01-22
CIK 1003007

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 31, 2003

     [_]  TRANSITIONAL  REPORT  UNDER  SECTION  13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28514



                          TREASURY INTERNATIONAL, INC.
                  --------------------------------------------
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

                                 (406) 293.7299
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes (X) No (__)


As of October 31, 2003 6,860,893 shares of Registrants' Common Stock were outstanding.

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                             AS AT October 31, 2003

                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                            $   80,498
Accounts Receivable                                                  $   70,003
Securities Available for Sale                                        $   15,000
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 $  165,501

Property and Equipment                                               $  146,859
Other Assets
  Intangible Assets                                                  $1,065,498
  Goodwill                                                           $  244,705
-------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,622,563
-------------------------------------------------------------------------------


LIABILITIES

CURRENT LIABILITIES
  Account Payable and Accrued Liabilities                            $   96,275
  Current portion of long-term debt                                  $  150,000
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            $  246,275

Long Term Debt                                                       $  108,361
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $  354,636
-------------------------------------------------------------------------------












See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.

                       INTERIM CONSOLIDATED BALANCE SHEET

                             AS AT October 31, 2003

                                   (UNAUDITED)


EQUITY

Authorized - 100,000,000 common shares
Par value $0.0001
Issued and Outstanding - 6,860,893 common shares                    $       687

Additional paid-in capital                                          $ 8,861,990

Accumulated Deficit                                                 ($7,549,290)
Accumulated Other Comprehensive Loss                                    (45,460)
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          $ 1,267,927
-------------------------------------------------------------------------------

TOTAL LIABILITIES &
SHAREHOLDERS' EQUITY                                                $ 1,622,563
-------------------------------------------------------------------------------



























                 See accompanying notes to financial statements

                  TREASURY INTERNATIONAL, INC. AND SUBSIDIARYS
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


        Three Months Ended October 31,    Nine Months Ended October 31,
         ------------------------------    ---------------------------
               2002           2003            2002          2003
           -------------   ------------    ------------  ------------

Revenue       $259,758       $280,928        $465,806      $541,938

Cost of goods sold
              $118,237       $206,804        $166,628      $320,042
           -------------   ------------    ------------  ------------
Gross Profit  $141,521        $74,124        $299,178      $221,896

General and administrative Expenses
              $421,386       $385,908        $865,615      $910,634
            ------------   ------------    ------------   -----------

Loss from operations
              $279,865       $311,784        $566,437      $689,338
Other (income)loss
              $   ---         $  ---         $   ---       $   ---
Interest Expense
              $ 54,290        $ 5,611        $ 86,475      $ 21,711
Losses on securities for sale
              $ 55,700        $  ---         $125,836      $   ---
Gain on sale of Subsidiary
              $   ---       ($150,114)        $  ---      ($150,114)
           -------------   ------------    ------------  ------------
Net Loss      $389,855       $167,281        $778,748      $560,935
           -------------   ------------    ------------  ------------
Loss per share  0.07           0.03            0.16          0.09
           -------------   ------------    ------------  ------------
Weighted average number of
common shares outstanding
            5,447,599       6,616,983       4,987,082     6,141,270
           =============   ============    ============  ============













See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.

                        INTERIM CONSOLIDATED STATEMENT OF

                         CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE NINE MONTH PERIOD ENDED October 31, 2003

                                   (UNAUDITED)


                                                                                               Accumulated
                                                                                                  Other
                                        Common Stock         Additional      Accumulated     Comprehensive
                                        ------------
                                     Shares       Amount   Paid in Capital     Deficit         Income(Loss)     Totals
                                   -----------------------------------------------------------------------------------
Balance, January 31, 2003          5,821,853       $582      $7,197,853       (6,988,355)       $20,460       $230,540

Comprehensive income(loss)
   Net loss for period                                                         ($560,935)                    ($560,935)
   Other comprehensive income(loss)
   Unrealized loss of securities
   held for sale during the period                                                             ($65,920)      ($65,920)
                                                                                                             ---------
Total comprehensive loss                                                                                     ($626,855)

Issuance of stock
For Services                         326,000        $33        $326,767                                       $326,800

Issuance of stock in
Payment of loan & obligations         66,471         $7        $116,935              ---            ---       $116,942


Sale of stock                        209,167        $21        $370,479              ---            ---       $370,500

Issuance of stock for
Purchase of Assets                   787,402        $79      $1,199,921              ---            ---     $1,200,000

Redemption of stock
On sale of subsidiaries             (350,000)      ($35)      ($349,965)             ---            ---      ($350,000)
                                   -----------------------------------------------------------------------------------


Balance, October 31, 2003          6,860,893       $687      $8,861,990      ($7,549,290)      ($45,460)    $1,267,927
----------------------------------------------------------------------------------------------------------------------

















See accompanying notes to financial statements

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTH PERIOD ENDED October 31, 2003

                                   (UNAUDITED)

                                              October 31, 2003  October 31, 2002
Cash flows used for operating activities
     Net (loss)                                     ($560,935)        ($778,748)
     Adjustment to reconcile net loss to
     net cash used in operating activities
     Services paid with stock                         326,800               ---
     Amortization                                       4,441             1,268
     Loss in Securities Available for Sale            (20,460)          126,871
     Gain on sale of Subsidiary                      (150,114)              ---
     Decrease (Increase) in accounts receivable       (43,772)          $10,190
     Decrease (Increase) in accounts payable           77,051          (231,177)
     --------------------------------------------------------------------------
Net cash used for operating activities              ($366,989)        ($871,596)

Cash flows used for investing activities
     Purchase of Property & Equipment                 (37,009)          (12,992)
     Collection of (Incurrance of) Loan Receivable     36,703           (37,380)
     --------------------------------------------------------------------------
Cash used for investing activities                      ($306)         ($50,372)
     --------------------------------------------------------------------------

Cash flows from financing activities
     Net Proceeds from Notes Payable                 $ 21,213        $  (91,948)
     Proceeds on issue of common shares               370,500         1,351,704
     --------------------------------------------------------------------------
    Cash provided by financing activities            $391,713        $1,259,756
     --------------------------------------------------------------------------

Increase in Cash & Cash Equivalents                  $ 24,418        $   35,888
Cash & Cash Equivalents, beginning of period         $ 56,080        $    2,165
     --------------------------------------------------------------------------
Cash & Cash Equivalents, end of period               $ 80,498        $   38,053
     --------------------------------------------------------------------------

                          TREASURY INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTH PERIOD ENDED October 31, 2003

                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH ACTIVITY

                                              October 31, 2003  October 31, 2002
Cash paid for interest during the period             $ 21,711        $    5,611

On September 24, 2003 the company purchased the assets of Spot Us Technologies for stock as follows:

         Equipment purchased                                  $133,736
         Software purchased                                   $821,559
         Excess of stock issued over fair market
             Value of assets (Goodwill)                       $244,705
                                                              --------

                  Stock issued                              $1,200,000

As of October 31, 2003, the company completed the sale of two subsidiaries as follows:

                  Equipment sold                               $45,619
                  Goodwill removed                            $292,239
                  Loan receivable forgiven                     $20,000
                  Outstanding loans offset                        $514
                  Stock redeemed                             ($350,000)
                  Loan payable forgiven                      ($100,000)
                  Interest payable forgiven                   ($10,500)
                  Account payable forgiven                    ($47,986)
                                                             ---------

                        Gain on sale                         ($150,114)

During the period the company satisfied a loan obligation in the account of $116,942 and obligations for service in the amount of $ 326,800 with stock.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003


1.  Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended October 31, 2003 and 2002
(b) the financial position at October 31,2003, and (c) cash flows for the nine month period ended October 31, 2003 and 2002 have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended January 31, 2003. The results of operations for the three and nine month periods ended October 31, 2003 are not necessarily indicative of those to be expected for the entire year.

2.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred operating losses of approximately $560,935 and used $366,989 of cash from operations during the period, and has negative working capital of $80,774 as of October 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised $370,500 in cash from the sale of stock during the period and satisfied other obligations with stock. Current sales have a very high margin rate and contracts are continuing to expand in the 4th quarter. Management presently believes that funds raised from stock offerings and sales from operations will be adequate to fund operations for the next 12 months, although no assurance can be given regarding these matters.

The accompanying consolidated financial statement do not include any adjustments relating to the recoverablity and classification of recorded assets or the amounts and classifications of Liabilities that might be necessary if the Company is unable to continue as a going concern.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

3.  Income Taxes

Income tax expense for the three and nine months ended October 31, 2003 is based on the Company's estimate of the effective tax rate expected to be applicable for the full year. This effective tax rate of 0.00 percent for the three and nine months ended October 31, 2003 differs from the statutory rate because of the effects of utilizing a net operating loss carryover. As at October 31, 2003 the company had a net operating loss carryover of approximately $ 7,836,728 expiring in various years through 2016.

4. Earnings Per Share

Common stock equivalents in the three and nine month periods ended October 31, 2003 for basic and diluted earnings per share are the same as if there were no dilutive securities outstanding at October 31, 2003. 5. Gain on Sale of Subsidiaries During the period the Company sold a Membership Interest from AMSH in exchange for the redemption of One Hundred Thousand (100,000) shares of the common stock of the Company (the "Treasury Shares") and the cancellation of a One Hundred Thousand ($100,000) Dollars promissory note issued by Treasury International Inc. at the purchase.
As of October 31, 2003, The Company sold T-Ball USA Academy Inc. to Rob Dromerhauser all rights, title and interest in and to the Common Stock, free and clear of all liens, claims and encumbers for One Dollar ($1.00) and Rob Dromerhauser transferred and assigned to the Company Two Hundred Fifty Thousand (250,000) shares of the Company's common stock previously issued to Rob Dromerhauser (the "Treasury Shares"), free and clear of all liens, claims and encumbrances The Company realized a Gain on Sale of its subsidiaries, American Sports Academy LLC and T-Ball USA Academy, Inc. during this period as follows:

                                 Selling Price          $508,486
                                 Cost                   $358,372
                                                     -----------
                                     Gain on sale       $150,114
                                                     -----------

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

6. Acquisition

         As of September 24, 2003, The Company through its wholly owned subsidiary Retailport.com, Inc. acquired substantially all of the assets and business of Spot Us Technologies, Inc. in exchange for 787,402 share the Company's common stock (the "Shares"). The Shares represent approximately 11% of the total issued and outstanding common stock of the Company and were valued at $1,200,000 for the purpose of the acquisition. Results of operations for Spot Us Technologies from the date of acquisition through the end of the current quarter are immaterial. These results will be added to the results of the fourth quarter.

The following pro forma information is based on the assumption that the acquisition took place as of February 1, 2003.

                                October 31, 2003
                    Quarter                                YTD
Net sales          $284,536                             $552,763

Net Loss           $204,958                             $673,967

Loss per share          .03                                  .10


                                October 31, 2002
                    Quarter                                YTD
Net sales          $259,758                             $465,806

Net Loss           $389,855                             $778,748

Loss per share .07 .20 7. Segment Information Segment information has been prepared in accordance with Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company had two reportable segments during the period. ASA LLC, a component of the sports camp segment, was sold on October 31, 2003. In the future this segment will not be material enough to require separate reporting in the 3rd quarter.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

                        Nine Months Ended October 31,2003


                      Sports Camps    Hospitality      Other       Total

Revenue                  $159,671      $372,525       $9,742     $541,938

Loss (Income)             $11,580      ($56,351)    $605,706     $560,935

Segment assets            $10,684      $131,226   $1,248,653   $1,622,563

                       Nine Months Ended October 31, 2002

                      Sports Camps    Hospitality      Other       Total

Revenue                   347,680           ---     $118,126     $465,806

Loss                     ($19,758)          ---     $798,506     $778,748

Segment assets            $44,362           ---     $684,294     $728,656

8. Subsequent event.

     On December 31, 2003 the Company entered into an agreement with Liberty Plus Inc. a Florida Corporation. The Company purchased the source code and pertinent document in the software package in exchange for 500,000 shares of the Company's stock.



ITEM 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These statements include, among others, information regarding future operations, future revenues or earnings, the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, and the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that, because such statements reflect the reality of risk and uncertainty that is inherent in doing business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this report, quarterly period ending October 31, 2003.

Except as otherwise required to be disclosed in periodic reports required to be filed by companies registered under the Exchange Act by the rules of the SEC, the Company has no duty and undertakes no obligation to update such statements

Overview

     Treasury International, Inc. (the "Company") is a company whose objective is to create shareholder value by acquiring and/or developing operations, activities and proprietary assets that generates sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

During the next few years, the Company expects to continue to implement its development strategy. The Company's development strategy includes acquiring operations and assets that meet the following objectives: (i) allow the Company to gain strategic position, (ii) improve assets, and (iii) improve growth potential in both emerging technologies and key targeted vertical market sectors.

To increase market shares, the Company may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with the Company's existing activities.

The Company's management team has revised both the Company's restructuring plans and the Company's operations. Management believes the Company is now positioned to attract new investment and identify potential acquisition targets.

     The Company's operations include Raceaway Hospitality Inc., a wholly owned subsidiary of the Company. Raceaway Hospitality Inc. provides travel packages and hospitality services surrounding major sporting events throughout the United States. These activities include the promotion of sports hospitality and travel packages surrounding major sporting events. Most of these packages are centered on the growing motor sports industry.

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

Raceaway Hospitality is also developing new packages for hunting and fishing industries, professional and college football and other travel-related programs.

      Retailport.com, Inc. a wholly owned subsidiary of the Company, it provides development and delivery of Internet-based solutions to address critical and often complex business and technology needs for their clients.

Services offered by Retailport.com include creative designs, custom development, hosting for web-based applications, secure payment processing gateway, set-up, training and support of client of proprietary software assets and activities known as the Active Business Solutions, which includes ActiveRMS and ActiveCommerce. Active Business Solutions is an Internet based Enterprise Management and E-Commerce package that facilitates the selling of products and the sharing of critical information between employees, trading partners and customers. Retailport.com's solutions have empowered organizations with the ability to sell online and receive memberships through real time online registration and payment processing. Retailport.com's new activity called Auction Agent is a developer of auction management software and services. Auction Agent's services allow a traditional business to achieve higher yields, reduce excess inventory levels and obtain easy access to the millions of customers on eBay.

 Auction Agent's eBay certified software automates and simplifies all tasks associated with listing and maintaining eBay auctions for large quantity sellers. The Auction Agent adds its own new vertical market to Treasury's portfolio while enhancing the services offered by Retailport.com.

American Sports Academy LLC. (ASA LLC), a wholly owned subsidiary of the Company, is a service center provider of sports education and instructions to multi-sports education and instructions to multi-sport camps and clinics. ASA LLC currently employs a team of highly qualified sport educators who provide hands on, professionally led sports instruction to children ages 5 to 15 years old and invaluable training to coaches throughout the New York Metropolitan. ASA LLC has selected Retailport.com's Active Business Solutions to automate and transform their business operations including an online camp registrations process. This unit was sold as of October 31, 2003 to a director.

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

                           TREASURY INTERNATIONAL, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT October 31, 2003

Tee ball is the entry sport to baseball and softball for young players four to eight years old. Treasury International, Inc. endorses T-ball USA Academy to develop market and operate various programs related to the sport of Tee ball. T-Ball USA Academy had employed Retailport.com to provide the technology needed for their online registration and Ecommerce. This unit was sold as of October 31, 2003 to a director.

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

Nine Month Period Ended October 31, 2003

 Revenue for the nine month ended October 31, 2003 was approximately $541,938 as compared to $465,806 for the nine months ended October 31, 2002. The revenue increase was attributable mainly to the revenues generated from one of the wholly owned subsidiaries, Raceaway Hospitality Inc. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

Gross Profit for the nine month ended October 31, 2002 was $299,178 as compared to the Gross Profit for the period ended October 31, 2003 was $221,896. This decrease is a attributed to the sale of two subsidiaries as described in note 5 of the financial statements.

General and administrative expenses for the nine month period ended October 31, 2003, are $910,634 as compared to $865,615 for the nine months ended October 31, 2002, a increase due to the increase in general and administrative costs of employees and office administrative expenses, professional fees, accounting costs, interest expenses, commissions, and development costs are growing and producing activity at the Company.

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

As a result of the foregoing factors, the Company recorded a loss of $560,935 for the nine months ended October 31, 2003, as compared to a loss of $ 778,748 for the nine month ended October 31, 2002.

Interest Expense. The Company's interest expense for the nine month period ended October 31, 2003 are $21,711 compared to $86,478 for the nine months ended October 31, 2002. This is due to a significant decrease in notes payable.

Three Month Period Ended October 31, 2003

Revenue for the three month ended October 31, 2003 was approximately $280,928 as compared to $259,758 for the three months ended October 31, 2002. The revenue increase was attributable mainly to the revenues generated from one of the wholly owned subsidiaries, Raceaway Hospitality Inc. Operating revenues include only the sales activities completed during the period as the Company books its revenue only on the completion of a billable activity.

General and administrative expenses for the three month period ended October 31, 2003, are $385,908 as compared to $421,386 for the three months ended October 31, 2002, a decrease due to the decrease in general and administrative costs of employees and office administrative expenses, professional fees, accounting costs, interest expenses, commissions, and development costs are growing and producing activity at the Company.

Gross Profit for the three month ended October 31, 2002 was $141,521 as compared to the Gross Profit for the period ended October 31, 2003 was $74,124. This decrease is a attributed to the sale of two subsidiaries as described in note 5 of the financial statements

 The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement.

Interest Expense. The Company's interest expense for the three month period ended October 31, 2003 are $5,611 compared to $54,290 for the three months ended October 31, 2002. This is due to a significant decrease in notes payable.

As a result of the foregoing factors, the Company recorded a loss of $167,281 for the three months ended October 31, 2003, as compared to a loss of $389,855 for the three months ended October 31, 2002.

The Company reduced its loss by $150,114 on the sale of two of its subsidiaries, ASA LLC and T-Ball USA Academy Inc. During the period the Company sold a Membership Interest from AMSH in exchange for the redemption of One Hundred Thousand (100,000) shares of the common stock of the Company (the "Treasury Shares") and the cancellation of a One Hundred Thousand ($100,000) Dollars promissory note issued by Treasury International Inc. at the purchase.
As of October 31, 2003, The Company sold T-Ball USA Academy Inc. to Rob Dromerhauser all rights, title and interest in and to the Common Stock, free and clear of all liens, claims and encumbers for One Dollar ($1.00) and Rob Dromerhauser transferred and assigned to the Company Two Hundred Fifty Thousand (250,000) shares of the Company's common stock previously issued to Rob Dromerhauser (the "Treasury Shares"), free and clear of all liens, claims and encumbrances The Company realized a Gain on Sale of its subsidiaries, American Sports Academy LLC and T-Ball USA Academy, Inc. during this period as follows:

                                  Selling Price      $508,486
                                  Cost               $358,372
                                                     --------
                                  Gain on sale       $150,114
                                                     --------

Liquidity and Capital Resources

     The net cash used in operating activities in 2003 is $366,989. This is primarily due to the Company's loss for the period of $560,935. However the net cash used in 2002 was $871,596 amounting to an improvement of $504,607.

     The Company's subsidiary Retailport.com, Inc. purchased a WebServer for $ 2,788 during this nine month period of 2003. The Company does not expect to have significant equipment purchases during the remainder of 2003.

The Company's chief source of financing activities continues to be the issuance and sale of common shares which, including non-cash financing activities amounted to $391,713 compared to $1,259,756 an decrease of $868,043.

The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, and the accounts receivable within-inner company subsidiaries will be sufficient to meet its operating and financing requirements through the next reporting period.

However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financings, or seek project-specific financings.

There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

The Company which is a provider of services through the internet system which is based on its software that it has developed. The expected life of the software is approximately five years. The Company has determined through industry standards that this is a appropriate life expectancy for the software. In the event that this assumption does not proves to be wrong the Company will adjust it financial statements and write off the cost of the software.

As of the current date the Company believes there is no asset impairment to it s operation. The Company has determined this based on its review of its projected cash flow from future operations. In the event that future operations impair the assets the Company will write that off.

With respect to the purchase of Spot Us Technologies the purchase price allocation was determined by fair market value by the assets acquired and this kind of cash flow value for future operations.


In the event that the Company does not experience the projected cash flows from this operation the Company will write off the software and development costs.

ITEM 3. CONTROLS & PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure control and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective.

(b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective-actions with regard to significant deficiencies and material weaknesses.

         PART 11.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         None

         Item 2.  Changes in Securities

         On February 14 and May 9,2003 the Company issued 32,000 shares and 34,471 shares of its common stock in exchange for the cancellation of a $49,205 promissory note and a $67,737 promissory note, respectively, owed by the Company. The two promissory note holders were shareholders of the Company and are sophisticated investors who the Company reasonably believes are capable of evaluating the merits and risks of an investment in the Company. Both noteholders had full access to all relevant information relating to the Company and its business, Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         From March 28 through May 20, 2003 the Company conducted a private placement to issue 103,500 shares of common stock at $2.00 per share to 13 investors and received total proceeds of $207,000. This offering was private in nature and the shares were sold to thirteen sophisticated investors who the Company reasonably believes were capable of evaluating the merit and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business, No commissions or finders fees were paid in regard to this offering.

         Accordingly, this offering was deemed to be exempt from registration pursuant to Section4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         In May, July, and October 2003 the Company issued 26,000 shares, 250,000 shares and 50,000 shares of its common stock to two consultants and one employee, respectively, pursuant to an employee benefit plan. The shares were issued in accordance with the Company's current Form

         S-8 registration statement. The issues were (a) all natural persons,
         (b) they all performed bona fide services to the Company, and (c) none of the services performed were in connection with the offer or sale of the Company's securities or were related directly or indirectly to promoting or maintaining a market for the Company's securities.

         In July and October 2003, the Company issued 95,667 shares of common stock at $1.50 per share to three existing shareholders. Consequently, the Company received total proceeds of approximately $143,500. The transactions were private in nature and the shares were issued to sophisticated investors who the Company reasonably believes were capable of evaluating the merits and risks of the investment and had full access to all relevant information relating to the Company and its business, Accordingly, this issuance was deemed to be exempt from registration pursuant to Section4(2) of the Securities Act and the shares are deemed to be restricted securities and bear a legend to that effect.

         On September 25, 2003 in connection with a Reorganization Agreement between the Company, Spot Us, Inc. and its subsidiary Spot Us Technologies, Inc., the Company acquired substantially all of the assets of Spot Us Technologies, Inc, in exchange for the issuance of 787,000 shares of the Company's common stock. The sole issuee was Spot Us, Inc. was represented by counsel and conducted full due diligence on the Company before the close of the transaction, Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On October 31, 2003 the Company sold two of its wholly owned subsidiaries. ASA LLC was sold to American Sports History, Inc ("AMSH") in exchange for the return of 100,000 shares of the Company's common stock and the cancellation of a $100,000 promissory note owed by the Company to AMSH. T-Ball USA Academy, Inc. was sold to Rob Dromerhauser in exchange for the return of 250,000 shares of the Company's common stock. The 100,000 shares and 250,000 shares received back by the Company were cancelled and returned to authorized and unissued status.

         Item 3.  Default in Securities

         None

         Item 4.  Submission of Matters

         During the three month period ended October 31, 2003, the Company did not submit any matters to a vote of its security holders.

         Item 5.  Exhibits and Reports on Form 8-K

              (a) Exhibits

              (b) Form 8-K filed: October 10th, 2003
                                  April 25th, 2002
                                  August 7th, 2001

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                          TREASURY INTERNATIONAL, INC.



Dated:  January 22, 2004                    By /s/ Dale Doner
                                               ---------------------------------
                                               Dale Doner, President



Dated:  January 22, 2004                    By /s/ Kristina Sickels
                                               ---------------------------------
                                               Kristina Sickels, Chief Financial
                                                                 Officer

                                  SECTION 302
I, Dale Doner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Treasury International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which a such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d - 14) for the registrant and have:
     A) designed such disclosure controls and procedures to ensure that material
     B) information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit comities of registrant's board of directors (or persons performing the equivalent functions);
     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor and material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     C) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2004                     /s/ Kristina Sickels
     ------------------------------           -----------------------------
                                              Chief Financial Officer

Date: January 22, 2004                     /s/ Dale Doner
     ------------------------------           -----------------------------
                                              Chief Executive Officer
                                        21

                                 Certifications

          CERTIFICATIONS PRUSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                               PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Treasury International, Inc. (the "Company") on Form 10-QSB for the nine months ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to such officer's knowledge: Section 13(a)

(1)       The Report fully complies with the requirements of Section 13(a) or
          Section 15 (d) of the Securities and Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                Title                                Date
 -------------------------------------------------------------------------------



                           Chief Executive Officer
/s/ Dale Doner             and Director               January 22, 2004
-----------------------                               -----------------------


/s/ Kristina Sickels       Chief Financial Officer    January 22, 2004
-----------------------                               -----------------------